Form 10KSB
period 1993-12-31
STEINER OPTICS INTERNATIONAL INC
filed 1999-12-22
CIK 751508

FORM 10-KSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended      December 31, 1993
                                         -----------------
                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ___________ to ______________

                      Commission File No. 2-92801NY

                    Steiner Optics International, Inc.
         (Exact Name of Registrant as specified in its Charter)

           Delaware                              13-3239648
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification Number)

           Dr. Hans Frisch Strasse 9, D-95448 Bayreuth, Germany
            (Address of principal executive offices, zip code)

                            011 49 921 787960
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer:

          (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act over the preceding 12 months (or for such shorter period that the registrant was required to file such reports:

          Yes ( )   No (X)

          (2) has been subject to such filing requirements for the past 90 days:

          Yes (X )  No ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:    $11,793,252

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of October 26, 1999, as
reported by the National Quotation Bureau Incorporated):   $1,452,759.84

State the number of shares outstanding of each of the Issuer's classes of common equity as of October 26, 1999:

Common Stock, par value $.00001 per share          150,000,000
(Class of Common Stock)                            (Number of Shares)

Transitional Small Business Disclosure Format:    Yes ( )   No (X)

Documents Incorporated by Reference: none.


          STEINER OPTICS INTERNATIONAL, INC., AND SUBSIDIARIES

                                 PART I

Item 1.   BUSINESS

          General

          Steiner Optics International, Inc. was incorporated in
Delaware in 1984 (the "Parent Corporation"). The Parent Corporation has no business operations of any significance; it functions as a holding company for Steiner Optik GmbH, a German limited liability company and a wholly-owned subsidiary of the Parent Corporation (the "Company"). The only wholly-owned subsidiary of the Company, Steiner-Optik (SEA) Pte. Ltd., has had no operations since 1991 and will be liquidated in 1999.

          The Company designs, manufactures and markets high quality binoculars (sold with warranties ranging from 10 to 30 years) and related products for marine, hunting and leisure markets, as well as for military use. In addition, the Company produces and sells optical components such as prisms and lenses for use in industrial and consumer goods. The Company has targeted the hunting market as a major area of future growth. In 1999 the Company introduced its new product, the Wildlife Series, to the Great Outdoors market. See Products.

          Products

          Most of the Company's binoculars are designed to be lightweight, rugged and corrosion-resistant; their bodies are made from reinforced fiberglass and covered, for additional protection, with a ribbed soft rubber. In addition, most of the Company's binoculars are designed to be waterproof, tested to withstand pressure at five meters underwater, and filled with nitrogen to prevent fogging in various weather conditions.

          The Company's premier binocular product is the "Admiral Gold" designed for the boating market and equipped with the newly-developed proprietary 3D-Vision Coating to enhance the transmission of light and a large, illuminated HD-stabilized compass that takes bearings accurate to a single degree. The stray light reduction system further enhances the transmission of light and offers a remarkably sharp view. The Admiral Gold works well in all light and atmospheric conditions; it works exceptionally well at night.

          The Company also manufactures other products designed for the marine (or boating) market, e.g., the "Electronic Commander II" equipped with electronic fluxgate sensor and a compass that is accurate to 0.5 degree and can take 10 bearings per second; "Commander III," a professional binocular for offshore use that is equipped with a specially-designed HD-stabilized compass with the fastest setting time and instant bearings in rough or choppy conditions and provides clear and brilliant pictures in the toughest light conditions; "Sailing 7x50," a binocular designed to military specifications for use in rough conditions offshore; and "Navigator II," an extremely lightweight marine compass binocular with a very attractive price and yet remarkable performance.

          The Company manufactures several hunting binoculars. The "Hunting 7x50" is designed as a night binocular; the "Hunting 9x40" is a lightweight binocular well-suited for observation of game from great distances. In 1993 the Company introduced the "Hunting 8x56," a lightweight and light-sensitive binocular most popular in Central Europe. Distinguished by improved visibility at dusk and dawn, this binocular can also be used at night. At the same time the Company introduced the "Hunting 12x40," a binocular particularly suited for observation of game at great distances. The Company also manufactures the "Hunting 8x30," the best binocular for low light observation where light weight is critical; "Commander II 15x80", the long distance leader with an integrated HD-stabilized compass and a range-finding reticle; the "Commander III 7x50", with AC-optics specifically designed for extreme low light conditions; and, finally, "Senator 10x50," capable of high 10 power magnification for long-range spotting and viewing of distant subjects.

          For sale in the sports and leisure markets, the Company offers the "Safari II 8x30," a lower-priced binocular, and the "Firebird T8x30," a binocular with a red coating on the lenses, that protects users' eyes from ultraviolet radiation. During 1994 the Company supplemented this line of products with the "Firebird 12x40," another binocular designed for observation at greater distances and capable of filtering out ultraviolet and infra-red radiation. In the 1990s the Company improved its "Rallye" series, developed several years earlier, such as the "Rallye 20x80," an economically priced leisure binocular ideally suited for astronomical observation. The Company also developed other "Rallye" models such as "Rallye 8x30," a compact and lightweight binocular, "Rallye 7x50," equally adequate for use on water or land and preferred by the merchant marine; and "Rallye 10x50," designed to provide maximum brightness while supplying more than adequate power. All Rallye models are equipped with fully-coated precision optics encased in the durable Makrolon housing.

          Late in 1993 the Company introduced, and continues to manufacture, the "Miniscope 8x22", a monocle-type scope. The Miniscope can be folded for convenient storage.

          The Company offers several compact binoculars that fold for convenient storage and carriage. The latest compact binoculars developed by the Company are "Rocky S 8x42" and "Rocky S 10x42," specifically designed to aid in detection of birds or wildlife, hidden by foliage, in difficult light conditions and equipped with the exclusive Penetrator high-contrast optics. The Company also offers such compact binoculars as "Rocky 10x28," a high power binocular with big objective diameter, "Rocky 8x24," the smallest and lightest of the "Rocky" models, and "Rocky 12x28" that offers 12 times magnification.

          The "Wildlife" series is the Company's latest, revolutionary addition to its spectrum of binoculars; it is also the Company's entry into the Great Outdoors market. The products in this series -- "Wildlife 8x30," "Wildlife 8x56" and "Wildlife 7x50" -- are extremely robust yet unexpectedly lightweight. All of them utilize high contrast optics to deliver clear, brilliant pictures, at any time of the day, anywhere one may wander, i.e., in the mountains, in the forest, in the desert or at the coast. All products in the "Wildlife" series are filled with nitrogen to prevent fogging. "Wildlife 8x56" is particularly good at night; it provides clear and bright pictures in low light conditions. All binoculars of this series are equipped with Steiner auto-focus that obviates the need for constant refocusing and offers a sharp view over distances from 20 meters to infinity. The Company warrants the products in this series for 30 years.

          Finally, the Company manufactures binoculars for military applications, custom-made to meet rigid specifications and equipped with enhancements not found on civilian products, as well as produces optical components for a wide variety of civil and military applications, systems and measuring devices.

          Research and Development

          The Company's research and development department, historically in the forefront of the Company's activities, has introduced many innovations to the market, e.g., use of plastic for the housing, red coating for filtering ultraviolet and infra-red radiation, integrated compass, etc. During 1993 six (6) engineers and technicians were engaged in research and development activities; they focused on the development of new products, as well as on improving the Company's manufacturing and quality control practices. In 1991, 1992 and 1993 the Company spent roughly $164,000, $217,000 and $228,000, respectively, on research and development of binoculars and optical components.

          Marketing, Distribution and Customers

          In Germany the Company's products are sold to specialty and department stores by the Company's in-house sales force and by independent sales representatives, as well as through catalogues and wholesalers. Foreign sales are made mainly through local independent distributors; some of the distributors hold exclusive rights to distribute the Company's products within their respective territories. In the past few years the Company substantially extended its international distribution network, concentrating in particular on the eleven (11) members of the European Community that use Euro as their currency.

          Pioneer & Co., Inc., of Moorestown, N.J. ("Pioneer"), has been the exclusive distributor of the Company's products in the U.S. since April 1982. In 1993 Pioneer accounted for approximately 20% of the Company's total sales volume. See "Legal Proceedings." In 1998 Pioneer accounted for roughly 37% of total sales. The dramatic increases in sales in 1997-1998 were due to a large order, placed by a foreign manufacturer of other products, for "Hunting 8x30" binoculars. The Company expects to maintain the present level of sales throughout 1999; Pioneer is expected to account for roughly 30% of the Company's total sales in 1999. The existing contract with Pioneer is scheduled to expire on December 31, 2001. The Company and Pioneer are working on a marketing plan for the next decade. As the trend-setter, the U.S. market for consumer goods is particularly important to the Company.

          The Company markets its products worldwide. Total sales in each geographic area differ significantly from year to year. In 1993 the Company's sales of binoculars in Germany, the rest of Europe, the USA and Asia constituted 32%, 23%, 20% and 8% of all sales, respectively. The Company's sales of optical components in 1993 -- 11% of all sales -- were concentrated in Germany. Military sales usually account for 8-12% of the Company's annual sales, but large orders could -- and in 1995 did -- increase that percentage dramatically. Despite widely-publicized reduction in the armed services, the Company's revenues from military sales have not decreased primarily because the military now tends to buy equipment of better quality.

          The Company's marketing department, among other things, monitors the performance of, and renders assistance to, the Company's distributors and sales representatives. The marketing department runs seminars, prepares manuals for the sales force ,creates and coordinates advertising and promotions, point-of-sale displays, press releases, product reports and exhibitions at specialty trade and consumer shows. It also places printed advertisements in trade journals and special interest magazines. Advertising and marketing costs totaled approximately $517,750 in 1993.

          The Company sponsored "Basket Bayreuth e. V." (until 1997 "Steiner Bayreuth e.V."), a basketball team playing in the German Basketball League, as a marketing tool and to generate goodwill for the Company. To that end, the Company paid approximately $33,000, $113,000, $160,000 and $141,000 in
1997, 1996, 1995 and 1994, respectively.

          In 1994-6 the Company made several loans to the team. The outstanding balances of these loans were approximately $63,000, $31,000, $55,000, $37,000 and $49,000 on June 30, 1997, and on December 31 in the
years 1996, 1995, 1994 and 1993, respectively.

          In June 1997 Carl Steiner resigned as the President of Steiner Bayreuth e.V., and the team changed its name to Basket Bayreuth e.V. On July 1, 1997, the Company purchased five (5) years worth of future advertising rights from the team for DM 700,000 ($393,258 at the current exchange rate) to continue the advertising campaign. In exchange, the team agreed to place the Company's logos on the team's banners wherever the team plays, to issue ten (10) tickets to the Company for all games, to distribute posters displaying the Company's products and logos, to advertise the Company's products in the club's magazine, etc.

          The team's original name of "Steiner Bayreuth" and the Steiner logo on the team's uniforms have had the most profound effect on the Company's domestic markets. These rights have no current value, however, because Basket Bayreuth e.V. went bankrupt in May 1999.

          In order to pay to the team the amount due, i.e., DM 700,000, the Company waived the repayment of (a) the outstanding balance of loans made by the Company to team in the approximate amount of $63,000 as of June 30, 1997, supra, and approximately (b) $147,000 (approximately DM 261,000) lent to the team by Carl Steiner, President of the Company. (Mr. Steiner subsequently assigned such loan to the Company.) The Company also approximately 55,000 to the team in cash and assumed two (2) loans in the amounts of approximately $76,000 (approximately DM 135,000) and approximately $53,000 (approximately
DM 94,000), respectively, made by a bank to the team. The outstanding balances of the bank loans assumed by the Company were approximately $47,000 (approximately DM 90,000) and approximately $42,000 (approximately DM 80,000) at June 30, 1999. The Company expects to pay out those loans on December 31, 1999, and August 31, 2001, respectively.

          Finally, in the early 1990s the Company guaranteed another obligation of the team in the amount of DM 100,000 owed by the team to a bank. Following the bankruptcy of the team, the Company may have to repay the team's debt currently in the amount of $44,309 (DM 80,000) to the bank.

          Manufacturing Operation

          The Company tends to book the majority of its sale orders in January-February of each year when most trade shows take place. Hence, the Company tends to accumulate inventory in November - December of each year so as to meet the orders expected to arrive early in the succeeding year. Accordingly, the Company's inventory-to-sales ratio tends to go up by the year-end and to come down in the Spring-Summer when the orders are filled.

          In 1993 finished goods represented roughly 13.4% of all Steiner's inventory. Semi-finished goods represented 60% thereof, and raw materials accounted for the remainder. Semi-finished glass is manufactured by others to Steiner's specifications; hence, it is of limited utility to someone other than Steiner. The lead time for delivery of semi-finished glass is roughly 5-6 months. Hence, Steiner must always keep sufficient quantity of such glass on hand to allow for flexibility in the manufacturing process.

          Most of the Company's products are manufactured at its facilities in Bayreuth, Germany. The Company manufactures most of its products out of raw materials such as glass, metals and plastic.
In 1993 the Company has begun to phase out the production of some components in order to reduce expenses and lowered the production costs of several products (at the very low end of its production line) by outsourcing the manufacturing of some components. This process has continued to date. The original counterparty in Eastern Europe turned out to be expensive and unreliable, and the Company has moved its outsourcing operation to the Far East where its counterparties have proven to be more reliable and more cost-effective.

          The Company is not dependent upon any single source of raw materials and has no long-term supply agreements with anyone. In the Company's view, there is adequate choice of suppliers for its foreseeable needs.

          The Company sells most of its products in the German currency, the Deutsche Mark, while pays most of its suppliers in their local currencies. Purchases of supplies are appropriately hedged.

          Competition

          Over the past few years, the binocular industry has been relatively stable. The Company occupies a very small, high-end segment of the world market, selling annually approximately $10 million worth of binoculars. The size of the total market in binoculars remains relatively obscure. (The Company is not aware of any reliable source of any statistical information on the subject.) Among companies engaged in research, development and manufacturing of binocular products, many have greater financial, production, marketing and technological resources than the Company. Competition in this industry centers on product quality, design and price, as well as customer acceptance and support.

          The Company believes that its reputation for innovation, the high quality of its products, the durability of its binoculars and ease of focusing them provide the Company with a competitive edge in the hunting and boating markets.

          The military market for binoculars requires special marketing and manufacturing expertise necessary to comply with strict requirements of the military. The Company is an approved supplier to several important military services. It also supplies the police, customs and similar services in many countries. The Company has been supplying the military market for many years despite considerable competition.

          Competition in the optical component industry is extremely diversified. Competitors range from small engineering companies to large automobile and airplane manufacturers. The Company believes that it competes in this market through its recognized ability to find an engineering solution to a difficult problem, rather than its capacity for delivering a quantity of existing products.

          Patent and Trademarks

          The Company currently owns a number of patents worldwide. Several of its patent applications pertaining to certain aspects of the technology used in its binoculars are pending. The Company may not be able to enforce, for financial or other reasons, the existing patents, however. Besides, the existing patents may not be adequate to protect the Company from its competitors. The fate of the pending patent applications is uncertain. The Company places greater reliance on its customer relationships and the quality of its products than on its ability to protect its intellectual property.
None of the patents are critical to the Company's ability to stay in business.

          The "Steiner" trademark is registered in Germany and many other European countries, the United States and certain Asian countries. Such registration may not provide material protection to the Company because the Company may not be able to protect, for financial or other reasons, its trademark against infringement. Finally, the use of Company's trademark may infringe upon trademarks or other rights of third parties. The Steiner trademark is very important to the Company; it represents the goodwill of the Company. The Company also holds a number of licenses to use trademarks registered by others. These licenses are, likewise, very important to the Company.

          Backlog

          The Company's backlog consists of confirmed but unfilled purchase orders. The Company had a backlog of $3.8 million at December 31, 1993. Variations in backlog do not represent future business trends fairly because unfilled orders fluctuate greatly with the timing of orders and the product mix. The Company had a backlog of $5.13 million at March 15, 1994 (as compared to a backlog of $2.8 million at March 15, 1993). The increase in the backlog is due to an increase in military orders and additional business from the United States. Despite this large backlog, the Company shipped all of the unfilled orders placed by March 1994 before the end of 1994.

          Employees

          The Company trains many of its highly-skilled employees. The management considers the relations between the Company and its employees to be satisfactory. None of the Company's employees are represented by labor unions. As of June 30, 1999, the Company employed 117 persons (83 in manufacturing and 34 in other departments). As of December 31, 1993, the Company employed 146 persons (104 in manufacturing and 42 in other departments).

Item 2.   PROPERTIES.

          The Company owns its office and manufacturing facilities located in Bayreuth, Germany. Two (2) buildings with 43,040 square feet are currently used for manufacturing and warehousing; one (1) building with 12,912 square feet is currently used for administration. All buildings are encumbered by seven (7) mortgages: the first mortgage in the amount of DM 2,900,000 in favor of Stadtsparkasse Bayreuth; the second and third mortgage in the amount of DM 500,000 and DM 2,500,000, respectively, in favor of IKB, Munchen; the three (3) fourth equal mortgages, each in the amount of DM 1,000,000, in favor of Stadtsparkasse Bayreuth, Volksbank-Raiffeisenbank Bayreuth and HypoVereinsbank Bayreuth; and the fifth mortgage in the amount of DM 700,000 in favor of HypoVereinsbank Bayreuth. These mortgages secure long-term debt of the Company. See Management's Discussion. The Company believes that its facilities are adequately insured, well maintained, in good operating condition and sufficient for the present level of its operations.

          In March 1993 the Company learned that the groundwater and soil underlying the Company's properties is contaminated with chloromethanes, mineral oil and lead. In 1998, at the cost of approximately $143,000, the Company disposed of its share of the environmental liability for the clean-up in all material respects.

Item 3.   LEGAL PROCEEDINGS.

          Except for a minor labor dispute with a former employee, the Company is not involved in legal proceedings at the present time. In 1993 the Company settled several labor disputes with former employees laid off in connection with the closing of certain in-house production departments. See Item 6, p. 14. A dispute with Pioneer, its distributor, over the interpretation of the distribution agreement between them, dated April 1, 1982, has laid dormant since 1993.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None.

                                  PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED MATTERS.

          The common stock of the Parent Corporation is presently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., and on the "Pink Sheets" of the National Quotation Bureau, Inc.

          The following table sets forth the high and low bid quotations for shares of the common stock from January 1, 1992 through December 31, 1993, as reported by the National Quotations Bureau, Inc. The high and low bid quotations for the Common Stock reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

        1993                High                Low
       ------               -----               -----
   Fourth Quarter           $.005               $.005

   Third Quarter            $.005               $.0025

   Second Quarter           $.03                $.005

   First Quarter            $.03                $.005

        1992                High                Low
       ------               -----               -----
   Fourth Quarter           $.03                $.01

   Third Quarter            $.03                $.005

   Second Quarter           $.03                $.005

   First Quarter            $.045               $.01

          There were approximately 2,000 record holders of the common stock of the Parent Corporation at December 31, 1993. There were 1,921 record holders of the common stock of the Parent Corporation at December 16, 1998.

          The ability of the Parent Corporation to pay dividends is not subject to any restrictions. Nonetheless, the Parent Corporation has never paid cash dividends. The management has no intention of declaring dividends in the foreseeable future; all working capital will be devoted to the Company's business.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

          The Company designs, manufactures and markets multi-purpose binoculars, optical components and related products for sale throughout the world. The Company is located in Germany. Most of sales are made in German currency, the Deutsche Mark. Most purchases of components are made in the currency of the respective supplier, e.g., in U.S. Dollars, Japanese Yen, etc.

          All assets and liabilities compiled in the Company's balance sheet are translated into U.S. Dollars at the prevailing currency exchange rate on December 31, 1993, i.e., DM 1.7263 per US Dollar. See Note 1, Translation of Foreign Currencies, to the Consolidated Financial Statements. All financial data compiled in the Company's income statement is translated into U.S. Dollars at the average currency exchange rate in 1993, i.e., DM 1.67015 per US Dollar.

          Consequently, foreign currency fluctuations have material effect on the operating results set forth below. For instance, the operating statements of the Company (presented in U.S. Dollars) create an impression that the sales in 1993 went down (as compared to the sales in 1992). In fact, the sales -- in Deutsche Marks -- were virtually unchanged. Rather, the currency exchange rate went up from DM 1.614 on December 31, 1992, to DM 1.7263 on December 31, 1993, and created an impression that the sales went down.

          Furthermore, changes in methods of accounting can and do materially affect the Company's financial position. For instance, large operating loss in 1993 was caused, to a great extent, by a change in the method of accounting for income taxes. See Note 8.

          The Company continues its strategic cost-reduction program and a search for additional outsourcing opportunities. In 1993 the Company entered into a cooperation agreement with an Eastern European manufacturer whose assembly operations were expanded with the assistance of technical personnel of the Company. This cooperation ended in 1996, but the outsourcing continues. The Company has simply found better opportunities in the Far East where outsourcing of components and assemblies requires fewer resources to monitor output and maintain quality control.

YEAR ENDED DEDEMBER 31, 1993, COMPARED TO YEAR ENDED DECEMBER 31, 1992

          Net sales of $11,406,491 in the year ended December 31,1993 represented a decrease of $817,604, or 6.7%, from the sales for the year ended December 31, 1992. Most of this apparent decrease in net sales was due, however, to the appreciation of the U.S. Dollar against the Deutsche Mark, not to a decrease in net sales. Net sales in 1993 in Deutsche Marks were practically unchanged.

          Stagnant sales reflected, among other factors, the impact on the Company's financial results of an adverse economic trend, primarily in Germany and in most of Europe and, albeit to a lesser extent, in the United States.

          Furthermore, export sales into the United States and, hence, net sales for the year ended December 31, 1993, were lower, on a period-to-period comparison (25%), due to a dispute with the Company's U.S. distributor in early 1993. See "Legal Proceedings." Sales to the U.S. did not increase until 1997 because of the appreciation of the Deutsche Mark against the U.S. Dollar in 1994-6 that increased considerably the costs of exporting binoculars into the U.S. from Germany.

          Still, the impact of the adverse economic trend was rather minimal because the Company does business with 50 countries around the world. Since business seldom goes down world-wide, a decrease in sales in one area of the world is likely to be -- and was in 1993 -- offset by an increase in sales elsewhere.

          Declines in net sales of the Company's binoculars for the year ended December 31, 1993, were partially offset by increases in net sales of miscellaneous components and other non-binocular products (including replacement parts, bags and floatation straps). In the year ended December 31, 1993, declines in net sales of binoculars in the consumer markets were partially offset by increases in net sales to the military and governments, the industry and in the miscellaneous product market. Net sales in 1993 were impacted (by comparison with 1992) by the introduction of five (5) products in 1993, i.e., Safari 8x30 and Navigator 7x50 in the second quarter, Hunting 8x56 in the third quarter, and "Hunting 12x40" and "Miniscope 8x22" in the fourth quarter. The nature of such offset changes from year to year and is likely to continue.

          In 1992 and 1993 the Company's sales of binoculars to the military constituted approximately 9% and 10%, respectively, of the Company's total sales. Sales to the military further increased (as a percent of net sales) in 1994-5. The percent of sales to the military fluctuates from year to year, since one big order can -- and in 1994-5 did - change the picture significantly. Most of binoculars sold in 1992 and 1993 were for use in recreation such as sailing, hunting and hiking.

          In 1993 sales of the Company's industrial components increased to 26% of domestic sales (compared to 14% in 1992) and to 11% of total sales (compared to 6.6% in 1992) due to an increase in orders from existing customers. The Company has only 3-5 major customers in that market and, hence, the advent of a new customer usually has big impact on sales.

          Expressed in U.S. Dollars, costs and expenses decreased 3% (from $11,669,454 in 1992 to $11,313,755 in 1993). Expressed in Deutsche Marks,
costs and expenses were practically unchanged.

          The largest percentage decrease in costs and expenses on a period-to-period comparison was in selling, general and administrative expenses. These expenses decreased 32% (from $3,368,118 in 1992 to $2,288,039 in 1993).
Reduced sales commissions on reduced sales, labor costs and administrative and market costs accounted for 50% of the decrease. The remainder was due to the outsourcing of standard components and assemblies, the closing of certain in-house production departments and concomitant reduction in personnel. Most of these reductions were made in 1993. Hence, the severance payments for the year ended December 31, 1993, were $179,626 as compared to $12,780 for the year ended December 31, 1992. This decrease was entirely offset by higher cost of revenues and slight increase in research and development expenses from $216,904 in 1992 to $228,663 in 1993.

          Operating income decreased 83% (from $554,641 in 1992 to $92,736 in 1993), primarily due to the decrease in net sales (from $12,224,095 in 1992 to $11,406,491 in 1993) and the recognition in 1993 of the then accrued liability for the indebtedness of others in the amount of $319,046 and the corresponding deferred income tax asset in the amount of $169,705.

          Gross profit of the Company is always affected by a multitude of factors. These factors tend to impact gross profit differently in different years. For example, the Company's profit margin on various products varies from 5% to 77%. Accordingly, gross profit varies with the product mix sold in a specific year.

          Sales of optical components always involve special orders and always require -- for this reason -- considerable amount of engineering before the order can be filled. Thus, costs of engineering are frequently incurred in the year immediately preceding the year of sale, thereby distorting the Company's year-to-year income comparisons.

          Lastly, every other year the Company must spend roughly DM 200,000 on outfitting and maintaining an exhibition stand at Photokina, the largest worldwide exhibition of photo and video equipment held bi-annually in Cologne, Germany.

          These factors, along with perennial currency fluctuations, supra, and the impact of special orders on the core business of the Company, have accounted for the fluctuations in net sales, costs and expenses and gross profits of the Company over the years.

          Expressed in U.S. Dollars, interest income (earned by the Company on the loan made by it to Carl Steiner) decreased 5% (from $36,224 in 1992 to $34,270 in 1993) due to lower interest rates in Germany where the Bundesbank reduced the German prime rate several times during 1993, as well as the change in Deutsche Mark/U.S. Dollar ratio from 1.61400 at December 31, 1992, to 1.72630 at December 31, 1993.

          Expressed in U.S. Dollars, interest expense increased 5% (from $1,199,148 in 1992 to $1,254,510 in 1993) due to an increase in long-term debt to satisfy the Company's capital requirements. By comparison, interest expense increased 12% in Deutsche Marks (from DM 1,876,667 in 1992 to DM 2,095,220 in 1993).

          In 1993 the Company sold certain production equipment no longer needed in the manufacturing process and sublet to other companies the space that became available after the Company closed off some of its production departments. When netted against the expense of laying off the employees previously employed thereby, the other income resulted in the other expense of $39,723 in 1993 (as compared to a one-time other income item of $40,344 in 1992).

          For the year ended December 31, 1993, the Company implemented Statement of Financial Accounting Standards 109 and, as a result, recognized $560,807 in deferred income taxes (as compared to a provision for income taxes of $43,013 in 1992). See Note 8 of the Consolidated Financial Statements for additional information. The cumulative effect of the change in accounting for income taxes in prior years was $826,165, which led to a net loss of $1,499,854 for the year ended December 31, 1993 (as compared to a net loss of $618,475 for the year ended December 31, 1992).

          The Company is in the process of assessing and, where necessary, remediating its internal and external systems, and those of its material counterparties, in light of the issues presented by the Year 2000. Based on the Company's review of such issues, it has spent to date approximately DM 150,000 ($83,079) at the current exchange rate) -- by way of corrective and precautionary actions -- on the necessary upgrades and the Company's new production planning system. (This amount represents roughly 75% of the total budget allocated by the Company to the Year 2000 issues.) The treasurer of the Company heads the assessment and remediation process.

          The information technology utilized by the Company is new and free of Year 2000 defects; the production technology is not. The Company has determined to replace, rather than attempt to remediate, certain computers with Year 2000 defects. Based on the assurances of the parties responsible for the corrections, the Year 2000 problems are not expected to have any material effect on the Company's own computer systems. The Company expects to spend up to additional DM 50,000 ($27,693) at the current exchange rate) on the issues presented by the Year 2000.

          The Company has also adopted a program to anticipate and attempt to avert the effect on the Company of Year 2000 problems suffered by other organizations. The Company is examining its vulnerabilities to problems with its key suppliers and customers resulting from their inability to remediate and avert internal and external Year 2000 problems. The Company has identified the organizations critical to the Company's operations. The Company is in the process of obtaining assessments and assurances from those organizations regarding their Year 2000 readiness. The Company cannot guarantee that the systems of such organizations will be Year 2000 compliant. As part of its contingency plans, the Company is developing a list of alternative suppliers whom it might engage in the event a key supplier delivers a product or services degraded by a Year 2000 defect or such supplier is unable, due to any Year 2000 problem, to fulfill its contractual obligations to the Company. The Company believes that suitable substitutes for all critical organizations will be available. At this time, the Company does not anticipate a material effect from Year 2000 problems on the Company's operations.

          LIQUIDITY AND SOURCES OF CAPITAL

          The Company uses cash primarily for working capital, to support the inventory and to pay debt service for capital expenditures. This need for cash is currently met by internally generated funds and unsecured bank lines of credit. The Company anticipates that these sources would be sufficient for the planned ongoing research and development and for operations.

          All of the Company's unsecured bank lines of credit are short-term and call, by their terms, for the repayment of principal at the end of each year. Consequently, the Company's obligations to repay such lines of credit are treated as current liabilities on the Company's balance sheet and the Company's working capital appears to be negative. Nonetheless, the Company is reasonably sure, on the basis of decades of experience, that its bank lines of credit will be timely renewed in due course even though the Company's banks have no legal obligation to do so. This type of unsecured short term lending is customary in Germany at the present time and, consequently, is not a source of additional concern to the Company.

          In July 1993 the Company entered into a one year agreement with a factoring agent to sell trade receivables. The agreement provided for the sale without recourse of up to $4,600,000 per year of receivables from seven customers. During 1993 $1,949,441 of receivables were sold at a total cost of $52,214 including $25,443 in factoring fees and $26,771 in interest expense. These fees and expenses were charged to selling, general and administrative expenses and interest expense, respectively, on the 1993 consolidated income statement. Amounts received from such sales in 1993 have been reported on the 1993 statement of cash flows as operating activities. In July 1994 this agreement was terminated. In
August 1994 the Company replaced the original factoring agent with the current one, De Lage Landen Trade Finance GmbH ("De Lage Landen"). The new agreement also provides for the sale without recourse of receivables from the Company's major customers in Germany, as well as other German and international customers. On January 1, 1999, De Lage Landen was acquired by FMN Finance House (Fortis Group). This development is not expected to affect the Company's relation with De Lage Landen.

          At December 31, 1993, the Company had accrued and other current liabilities of $1,364,348. These liabilities represent, in part, $211,118 in payroll and other taxes, $158,142 in warranty expenses and $131,901 in accrued vacation and overtime.

          At December 31, 1993, the Company had long-term debt in the aggregate amount of $4,702,998. Most of this debt is owed to two (2) banks. One of these banks holds a note in the amount of DM 5,000,000 (approximately, $2,896,368 at the current exchange rate). The note bears interest at a rate of 6.98% per annum and matures in February of 2002. The Company maintains an insurance policy on the life of Carl Steiner, President of the Company. The cash value of this policy stood at DM 3,140,000 on April 30, 1999. The cash value of this policy as of February 2002 is expected to pay off the principal amount of the note.

          The other bank holds three (3) notes in the aggregate amount of roughly DM 2,500,000 ($1,737,821 at the current exchange rate) as of June 30, 1999; those notes bear interest at annual rates of 5.6%, 7.7% and 8%, respectively, and mature on December 30, 2002, March 30, 2006, and December 30, 2010 respectively.

          In 1993-94 Mr. Steiner paid DM 1,000,000 to the Parent Corporation (DM 250,000 in December 1993 and DM 750,000 in December 1994) to make a desperately needed contribution to the capital of the Company. Mr. Steiner expected to receive, in exchange, preferred stock from the Parent Corporation, but the Parent Corporation has been unable to issue preferred stock because none has been authorized. The Parent Corporation has been unable to authorize the issuance of preferred stock because up until now the Parent Corporation did not have current audited financial statements. The Parent Corporation owes Mr. Steiner either DM 1,000,000 or preferred stock (to be issued six (6) years later than agreed, but with different, improved terms, or another equivalent compensation for his investment. The parent corporation will make a decision on the appropriate compensation for Mr. Steiner once it is current with its filing obligations.

Item 7.   FINANCIAL STATEMENTS.

         The following documents are filed as part of this report.

   INDEPENDENT AUDITORS' REPORT

   FINANCIAL STATEMENTS
     Consolidated Statements of Loss for the Years Ended
      December 31, 1993 and 1992                                       F1.

     Consolidated Balance Sheets at December 31, 1993 and 1992         F2.

     Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1993 and 1992                   F3.

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1993 and 1992                                       F4.

   Notes to the Consolidated Financial Statements                      F5.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Parent Corporation dismissed Coopers & Lybrand as its Certified Public Accountants on December 9, 1993. The reports of Coopers & Lybrand on the Company's financial statements for the years ended December 31, 1991 and 1992, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Additionally, the Company has not had any disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure in 1991 or 1992 or in any of the subsequent periods prior to its dismissal. The Company ultimately replaced Coopers & Lybrand with Dr. Rodl & Partner, the Company's current Certified Public Accountants, on April 8, 1998.

                                 PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Parent Corporation are as follows:

     Name           Age            Position
-----------------------------------------------------------------
Carl Steiner        45             President, Chief Executive
                                   Officer and Director

Robert Eckert       40             Controller, Chief Financial
                                   Officer and Director

     The directors and executive officers of the Company are as follows:

     Name           Age            Position
-----------------------------------------------------------------
Carl Steiner        45             President, Chief Executive
                                   Officer and Director

Robert Eckert       40             Managing Director

          Carl Steiner has been President, Chief Executive Officer and Director of the Company since January 1979 and of the Parent Corporation since January 1989.

          On March 14, 1991, Carl Steiner, without admitting or denying the allegations contained in a complaint filed by the Securities and Exchange Commission ("SEC"), consented to be enjoined by the U.S District Court for the District of Columbia from violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10-5 thereunder.

          The SEC complaint alleged that Peter Franzen, the promoter who negotiated the acquisition of the Company by the Parent Corporation, conspired with Mr. Steiner to disseminate misleading information regarding that acquisition in order to achieve certain unwarranted tax advantages. The allegedly misleading information was included in a filing with the SEC and in a press release and certain promotional materials.

          Robert Eckert was Controller of the Company from October 1987 through January 1990, then Chief Financial Officer of the Company from January 1990 through October 1993, and, finally, Managing Director of the Company since October 1993 to date. He has been Controller, Chief Financial Officer and Director or the Parent Corporation since 1990.

          The terms of office of all Directors and Executive Officers of the Company are from the time of election until successors have been duly elected and qualified. None of the ompany's Directors or Executive Officers has any family relationship with any other Director or Executive Officer.

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          None of the directors, officers or 10% shareholders of the Company failed to file on a timely basis reports required during 1993 by Section 16(a) of the Exchange Act, except as follows: both of the Company's officers were late in filing their initial Form 3.

Item 10.  EXECUTIVE COMPENSATION.

          The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1993, 1992 and 1991:

(1) the Company's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1993, exceeded $100,000.

                        SUMMARY COMPENSATION TABLE
                        --------------------------
                            Annual Compensation

Name and Position        Year      Salary    Bonus     Other(a)
------------------------------------------------------------------
Carl Steiner             1993(b)   $141,292  $ 17,278  $17,119
(President & Chief
Executive Officer)       1992(c)   $153,846  $ 19,231  $18,328

                         1991(d)   $144,631  $ 18,079  $17,230



Robert Eckert            1993(b)   $ 86,891  $ 17,808  $ 1,427
(Controller & Chief
Financial Officer)       1992(c)   $ 96,153  $      0  $     0

                         1991(d)   $ 81,355  $      0  $     0



(a) represents premiums paid by the Company to fund an annuity for the benefit of Messrs. Steiner & Eckert. The
          Company purchased an annuity to fund their pensions effective on their attaining the age of 65 and equal to 50% of their then current compensation from the Company (the "Pension Amount"). The Pension Amount will be payable for the balance of their respective lives. Upon their death, their widows will be entitled to receive, for the balance of their respective lives, an amount equal to 60% of the Pension Amount, and their children will be entitled to receive an amount equal, in the aggregate, to 40% of the Pension Amount until they reach the age of 18 or, if they continue to be full-time students, until they reach the age of 28.

(b) Based upon an average exchange rate of DM 1.67015 per U.S. Dollar during 1993.

(c) Based upon an average exchange rate of DM 1.56 per Dollar during 1992.

(d) Based upon an average exchange rate of DM 1.6594 per Dollar during 1991.

                           Employment Agreements

          The Company has employment agreements with Messrs.
Steiner and Eckert. These agreements are cancelable at any time by either party. Messrs. Steiner and Eckert get to use a company car and a pension plan. See Note 9.


         Options/SAR Grants/Incentive Plans/Director Compensation

          Until 1998 the executive officers did not hold any stock options, SAR or other equity-related incentives and did not participate in any incentive compensation plan. The members of the Board of Directors still do not receive any compensation for their services qua members of the Board. Commencing January 1, 1998, however, each director of the Parent Corporation received $2,500 per month, and the Secretary of the Parent Corporation received $500 per month, by way of incentive compensation, for work done by them under the agreement dated December 15, 1997, between the Company and the Parent Corporation. Pursuant to that agreement, the Parent Corporation undertook to advertise products manufactured by the Company in international markets, to conduct market surveys, to maintain customer contacts, to procure special orders and to draft contracts with the Company's customers.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

          The following table sets forth the number of shares of Common Stock owned beneficially as of December 31, 1993 and August 10, 1999, by each person known to be the beneficial owner of more than five (5%) percent of the Parent Corporation's voting securities, by each director and by all directors and executive officers as a group. The Parent Corporation has no outstanding securities other than the common stock. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                            Shares of Common    Percentage of Shares
                            Stock beneficially  of Common Stock
Name                        owned               beneficially owned
----------------------------------------------------------------------
Carl Steiner                104,046,694(a)           69.4
c/o Steiner Optik GmbH
Dr. Hans Frische Strasse 9
D-95488 Bayreuth
Germany


Robert Eckert                         0               0
c/o Steiner Optik GmbH
Dr. Hans Frische Strasse 9
D-95488 Bayreuth
Germany

All directors and exec-
utives officers as
a group (2 persons)         104,046,694(a)           69.4


(a)       Includes 500,000 shares held by Mr. Steiner's son.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Mr. Carl Steiner, the Company's President, Chief
Executive Officer and the majority shareholder, until July 1997 was the President of Basket Bayreuth e.V., a registered basketball c lub in Germany. In the years ended December 31, 1993 And December 31, 1992, the Company paid $120,000 and 128,000, respectively, to support this club. The Company also made loans to the club; at December 31, 1993, the outstanding balance of these loans was approximately $49,000; at June 30, 1997, the outstanding balance of these loans was approximately $63,000.

          During 1993 the Company made various payments in the aggregate amount of $253,991 on behalf of Mr. Steiner. As of December 31, 1993, Mr. Steiner owed the Company $357,705 on account of those and earlier payments.

          The Parent Corporation still owes Mr. Steiner for and on account of two (2) payments in the aggregate amount of DM 1,000,000 (DM 250,000 in December 1993 and DM 750,000 in December 1994) made by Mr. Steiner to the Parent Corporation to make desperately needed contributions to the capital of the Company.

          In 1973 Carl Steiner became the sole shareholder of the Company in exchange for his obligation to pay DM 7,800 monthly to each of his parents for the duration of their respective lives. His father died in 1980; his mother is still alive. Carl Steiner does not make any payments to his mother; the Company makes the payments and treats them as loans to Carl Steiner. At December 31, 1993, the present value of Mr. Steiner's obligation to make such payments was $477,624 (based upon the exchange rate of DM 1.7263). In 1994 Carl Steiner was able to renegotiate his monthly payments to his mother down from DM 7,800 to DM 2,200 because the Company's distributions to Carl Steiner no longer supported his monthly obligation to her.

Item 13.  LIST OF EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

3.1 Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991, File No. 2-92801NY).

3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1991, File
     No. 2-92801NY).

10.1 Translation of Agreement dated April 1, 1982, between Steiner Optik GmbH and Pioneer & Co., Inc. (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991, File No. 2-92801NY).

10.2 Translation of Employment Agreement dated January 8, 1979, between Steiner Optik GmbH and Carl Steiner (filed as Exhibit
     10.2 to the Company's Form 10-K for the fiscal year ended
     December 31, 1991, File No. 2-92801NY).

10.3 Translation of Employment Agreement dated September 4, 1993, between Steiner Optik GmbH and Robert Eckert.

10.4 Translation of Loan Agreements with Volkebank Raiffeiconbank
     Bayreuth, eG (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1991, File No. 2-92801NY).

16. Letter from Coopers & Lybrand (re change of accountants). To be filed by amendment.

21. Subsidiaries of the Company (filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, File No. 2-92801NY).

27.  Financial Data Schedule

     (b) Reports on Form 8-K: none.




                               EXHIBIT 10.3
      Translation of Employment Agreement dated September 4, 1993, between Steiner Optik GmbH and Robert Eckert.


                                AGREEMENT

Between Steiner-Optik Gmbh, Dr. Hans-Frisch-Street 9, 8580 Bayreuth, represented by its managing director Carl Steiner (hereinafter, the "Firm") and Mr. Robert Eckert, Karl-Broger -Street 4, 8570 Pegnitz.

The parties hereto do hereby agree as follows:

1. The Firm hereby hires Mr. Eckert as a managing director of the Firm effective October 1, 1993.

2. The Firm hereby agrees to sign a managing director contract with Mr. Eckert not later than October 20, 1993, to commence on October 1, 1993 and remain in full force and effect until December 31, 1996. During this period of time, neither party can terminate this agreement. Thereafter, either party may terminate this agreement upon a six-month notice given at the end of any month. In the event the Firm terminates the agreement, the Firm will pay Mr. Eckert a severence payment of DM 100,000 (after tax).

The Firm will pay Mr. Eckert the following compensation:

        Base salary: 1993   51,000.00
                     1994  222,000.00
                     1995  240,000.00
                     1996  240,000.00

Furthermore, the Firm will continue to pay Mr. Eckert the bonus agreed upon in 1991.

Until the current restructuring is completed, Mr. Eckert will have the use of a VW Golf or similar vehicle for business and personal needs and thereafter a BMW 525 or similar car.

Finally, Mr. Eckert will be covered by the Firm's pension plan on conditions similar to those applicable to Mr. Steiner's.

3. Once economic conditions allow, but not later than in October 1998, the Firm will offer Mr. Eckert an opportunity to acquire 10% of the Firm's shares.


Bayreuth, September 4, 1993
Steiner-Optik GmbH                              Robert Eckert
                                                Carl Steiner




                                SIGNATURES

          In accordance with Section 13 or 15(b) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 1999

                              STEINER OPTICS INTERNATIONAL, INC.


                                   By: /s/ Carl Steiner
                                   --------------------------
                                   Carl Steiner,
                                   President, Chief Executive
                                   Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Carl Steiner
__________________________                   December 22, 1999
Carl Steiner, President,
Chief Executive Officer and
Director (Principal Executive
Officer)


/s/ Robert Eckert
_________________________                    December 22, 1999
Robert Eckert, Chief Financial
Officer and Director
(Principal Financial Officer)



          STEINER OPTICS INTERNATIONAL, INC. AND SUBSIDIARY

                     Consolidated Financial Statements
                           For The Years Ended
                       December 31, 1993 and 1992
                    And Independent Auditors' Report

                  STEINER OPTICS INTERNATIONAL, INC.
                             AND SUBSIDIARY

                           Table of Contents

                                                                Page

INDEPENDENT AUDITORS' REPORT                                      F1.

FINANCIAL STATEMENTS
 Consolidated Statements of Loss for the Years Ended
  December 31, 1993 and 1992                                      F2.

 Consolidated Balance Sheets at December 31, 1993 and 1992        F3.

 Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1993 and 1992                  F4.

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993 and 1992                                      F5.

Notes to the Consolidated Financial Statements                    F6.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Steiner Optics
 International, Inc.

We have audited the accompanying consolidated balance sheets of Steiner Optics International, Inc. and Subsidiary as of December 31, 1993, and the related consolidated statements of loss, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Steiner Optics International, Inc. and Subsidiary as of December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steiner Optics International, Inc. and Subsidiary as of December 31, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes (1) and (8) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Nuremberg, July 10, 1998

     Dr. Rodl & Partner GmbH
     Wirtschaftsprofungsgesellschaft
     Steuerberatungsgesellschaft


         Dr. Rodl             Schreyer
     Wirtschaftspruefer  Wirtschaftspruefer



Steiner Optics International, Inc. and Subsidiary

Consolidated Statements of Loss

for the years ended December 31, Notes      1993        1992
-----------------------------------------------------------------

Sales revenue                    1,13  $ 11,406,491 $ 12,224,095
Cost of sales                            (8,797,053)  (8,084,432)
                                        -----------   ----------
Gross profit                              2,609,438    4,139,663
                                        -----------   ----------
Operating expenses:
 Selling, general and administrative     (2,288,039)  (3,368,118)
Research and development         1         (228,663)    (216,904)
                                        -----------    ---------
Total operating expenses                 (2,516,702)  (3,585,022)
                                        -----------    ---------

Income from continuing operations            92,736      554,641
                                        -----------    ---------
Other income (expense)
     Interest expense            5,7,11  (1,254,510)  (1,199,148)
     Interest income                         34,270       36,224
     Other income (expense)                 (39,723)      40,344
     Foreign currency transaction
      gains (losses)             1           50,780       (7,079)
Loss from continuing operations          ----------    ---------
 before income taxes and
 cumulative effect of a
 change in accounting principle          (1,116,447)    (575,018)

(Provision) benefit for income
 taxes                           1,8        442,758      (43,457)
                                         ----------    ---------
Loss from continuing operations
 before cumulative effect of a
 change in accounting principle            (673,689)    (618,475)

Cumulative effect of a change in
 accounting principle            1,8       (826,165)
                                         ----------    ---------
Net loss                              $  (1,499,854)  $ (618,475)
                                          =========    =========
Per share:
 Loss per share before cumulative
 effect of a change in accounting
 principle                                  (.00449)     (.00412)
Cumulative effect of a change in
 accounting principle                       (.00551)
                                            -------      -------
Net loss per share              10          (.01000)     (.00412)
                                            =======      =======

Pro forma loss and loss per share:
 Loss from continuing operations
 before cumulative effect of a
 change in accounting principle            (673,689)    (562,334)
Cumulative effect of a change in
 accounting principle            1,8       (826,165)  (1,049,411)
                                          ---------    ---------
Net loss                               $ (1,499,854) $(1,611,745)
                                          =========    =========

Per share:
 Loss per share before cumulative
 effect of a change in accounting
 principle                                  (.00449)     (.00375)
Cumulative effect of a change in
 accounting principle                       (.00551)     (.00700)
                                             ------       ------
Net loss per share              10          (.01000)     (.01075)
                                             ======       ======

See accompanying notes to the consolidated financial statements.



Steiner Optics International, Inc. and Subsidiary

Consolidated Balance Sheets

at December 31,              Notes            1993         1992
---------------------------------------------------------------
Assets
Current assets:
Cash                                    $   44,973  $   71,914
Accounts receivable
  Trade                      1,13,14     2,111,584   2,463,465
   less allowance for
   doubtful accounts                       (68,644)    (82,812)
                                         ---------   ---------
     Trade, net                          2,042,940   2,380,653
     Due from related
      parties                     12       433,356     203,038
     Other                                  42,877     119,278
Notes receivable,
 short-term portion                         67,937           -
Inventories                      1,2     6,164,147   7,101,377
Prepaid expenses                            16,596      24,983
Deferred tax assets              1,8       302,121           -
                                         ---------   ---------
Total current assets                     9,114,947   9,901,243
Noncurrent assets:
Property, plant and
 equipment, net               1,3,11     5,399,546   6,239,480
Intangible assets, net             4       205,502     221,412
Assets related to pension
 plan obligation                   9       234,921     220,307
Cash value of life
 insurance                       3,9       785,901     694,941
Notes receivable                           142,346      95,923
                                         ---------   ---------
Total noncurrent assets                  6,768,216   7,472,063
                                         ---------   ---------
Total assets                           $15,883,163 $17,373,306
                                        ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
Bank loans                         5   $ 6,442,030 $ 8,512,593
Current portion of long
 -term debt                        7        59,362     167,518
Current portion of capital
 lease obligations                11       115,736           -
Accounts payable                         1,512,668   1,774,453
Due to related parties            12       144,818           -
Income taxes payable                             -      70,988
Accrued and other current
 liabilities                    6,12     1,364,348   1,151,850
                                         ---------  ----------
Total current liabilities                9,638,962  11,677,402
                                         ---------  ----------
Noncurrent liabilities:
Long-term debt, less current
 portion                           7     4,702,998   3,523,670
Long-term capital lease
 obligations                      11       247,988           -
Accrued pension liability          9       216,265     183,468
Other long-term liabilities                  4,055           -
Deferred tax liabilities        1, 8       865,872     298,393
                                         ---------   ---------
Total noncurrent liabilities             6,037,178   4,005,531
                                         ---------   ---------
Total liabilities                      $15,676,140 $15,682,933
                                        ----------  ----------
Commitments and contingencies     11

Stockholders' equity:
 Common stock $0.00001 par
 value; authorized
 150,000,000 shares; issued
 and outstanding 150,000,000
 shares                                      1,500       1,500
Additional paid-in capital               3,481,842   3,481,842
Accumulated deficit                     (3,535,455) (2,035,601)
Cumulative translation
 adjustments                       1       259,136     242,632
                                         ---------   ---------
Total stockholders' equity                 207,023   1,690,373
Total liabilities and                   ----------  ----------

 stockholders' equity                  $15,883,163 $17,373,306
                                        ==========  ==========


See accompanying notes to the consolidated financial statements.




Steiner Optics International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1993 and 1992


                                        Addt'l       Accumu-      Cumulative
                                Common  paid-in      lated        Translation
(in U.S. dollars)               Stock   Capital      Deficit      Adjustments   Total
-------------------------------------------------------------------------------------------
Balances at December 31, 1991  $ 1,500  $ 3,481,842  $(1,417,126)  $ 466,602    $2,532,818
Net loss                                                (618,475)                 (618,475)
Translation adjustment                                              (223,970)     (223,970)
                               -------    ---------   ----------     -------     ---------
Balances at December 31, 1992    1,500    3,481,842   (2,035,601)    242,632     1,690,373
Net loss                                              (1,499,854)               (1,499,854)
Translation adjustment                                                16,504        16,504
                               -------    ---------    ---------     -------     ---------
Balances at December 31, 1993  $ 1,500   $3,481,842  $(3,535,455)   $259,136     $ 207,023
                                ======    =========    =========     =======      ========




See accompanying notes to the consolidated financial statements.



Steiner Optics International, Inc. and Subsidiary

Consolidated Statements of Cash Flows

for the years ended December 31,           1993         1992
---------------------------------------------------------------
Cash flows from operating activities:
 Net loss                              $(1,499,854)  $ (618,475)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Effect of change in accounting
     principle                             826,165            -
     Depreciation and amortization         691,549      630,128
     Deferred income taxes                (560,807)     (43,013)
     Gains on the disposal of assets      (172,586)           -
  Changes in operating assets and
   liabilities:
   Trade receivables, net                  188,988   (1,571,451)
   Due from related parties               (251,706)    (122,418)
   Other accounts receivable                70,947            -
   Inventories                             491,232     (943,601)
   Prepaid expenses                          6,989        5,375
   Other assets and liabilities, net         4,191      110,051
   Assets related to pension plan
    obligation                             (29,918)           -
   Cash value of life insurance           (140,741)    (139,158)
   Accounts payable                       (151,268)     752,389
   Income taxes payable                    (68,600)      73,718
   Accrued and other current liabilities   297,083      151,015
   Accrued pension liability                46,235       42,081
                                         ---------    ---------
     Total adjustments                   1,247,753   (1,054,884)
                                         ---------    ---------
Net cash used by operating activities     (252,101)  (1,673,359)
                                         ---------    ---------
Cash flows from investing activities:
   Additions to property, plant and
    equipment                             (125,405)  (1,375,527)
   Proceeds from sales of equipment         49,977            -
                                         ---------    ---------
Net cash used by investing activities      (75,428)  (1,375,527)
                                         ---------    ---------
Cash flows from financing activities:
   Principal repayments of capital
    lease obligations                     (132,851)           -
   Proceeds from and (repayments of)
    bank loans, net                     (1,567,746)   2,682,307
   Proceeds from issuance of long-term
    debt                                 1,848,824      271,517
   Principal repayments on long-term
    debt                                   (39,627)           -
   Proceeds from a subsidiary equity
    increase financed by a shareholder     144,818            -

                                         ---------    ---------
Net cash provided by financing activities  253,418    2,953,824
                                         ---------    ---------
Effect of exchange rates on cash            47,170     (108,485)
Net decrease in cash                       (26,941)    (203,547)

Cash, beginning of year                     71,914      275,461
                                         ---------    ---------
Cash, end of year                        $  44,973    $  71,914
                                         =========    =========



See accompanying notes to the consolidated financial statements.



Steiner Optics International, Inc. and Subsidiary


Notes to the Consolidated Financial Statements, Years Ended December 31, 1993
 and 1992

(1)  Description of business and summary of significant accounting policies

DESCRIPTION OF BUSINESS

The Company's primary business is the design, manufacture and marketing of multi-purpose binoculars for sale throughout the world. The Company also manufactures and sells customized high-quality and precision optical products designed to meet individual customer needs.

The Company's manufacturing facility and related operations are located in Bayreuth, Germany.

ACCOUNTING PRINCIPLES

The financial statements have been prepared on a basis consistent with U.S. generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Steiner Optics lnternational, Inc. and its wholly-owned subsidiary in Germany, Steiner-Optik GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the year. Revenue and expense accounts are translated at the average exchange rate prevailing during the year. Local currencies are considered to be the functional currencies of the Company's foreign subsidiary. Translation adjustments that arise from translating the foreign subsidiary's financial statements are accumulated in a separate component of stockholders' equity.
Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in earnings as incurred.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are generally recognized when products are shipped to customers.

RECLASSIFICATION

Certain 1992 amounts have been reclassified to conform to 1993 presentation.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is maintained to absorb future losses inherent in trade receivables based on management's judgment. Factors considered in determining the level of the allowance include: trends in receivable volume, quality and composition; historical loss experience; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain customers.

INVENTORIES

Raw materials are stated at purchase cost; work in process is stated at cost; finished goods are stated at the lower of cost (which approximates first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets.

                               Method        Estimated Useful Life
                             -------------   ---------------------
Buildings                    Straight line     10 - 50 years
Machinery and equipment      Straight line      2 - 12 years
Furniture and fixtures       Straight line      2 - 10 years

Repair and maintenance costs are expensed, while additions and improvements are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

INTANGIBLE ASSETS

Purchased software and the patent are stated at cost less accumulated amortization and the excess of cost over fair value of net assets of a purchased business less accumulated amortization is recorded as goodwill.

                               Method        Estimated Useful Life
                             -------------   ---------------------

Purchased software           Straight line      6 - 7 years
Goodwill                     Straight line         10 years
Patent                       Straight line         18 years

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are generally expensed as incurred and totaled $517,750 in 1993 and $795,924 in 1992.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated income statement.

Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

SUPPLEMENTARY DISCLOSURE OF CASH FLOWS AND NONCASH TRANSACTIONS

lnterest payments in 1993 and 1992 totaled $1,266,726 and $1,190,317, respectively. Income taxes paid in 1993 and 1992 amounted to $21,226 and $42,469, respectively.

The Company sold equipment during 1993 in exchange for noninterest bearing notes receivable with a nominal value of $161,177 payable annually over five years. The amounts recorded in the financial statements related to these notes have been discounted to yield 5.75 % per annum resulting in net proceeds from the sales of $137,654.

SALE OF RECEIVABLES

In July 1993, the Company entered into a one-year agreement with a factoring agent to sell trade receivables. The agreement provides for the sale without recourse of up to $4,600,000 per year of receivables from seven customers. During 1993, $1,949,441 of receivables were sold at a total cost of $52,214 including $25,443 in factoring fees and $26,771 in interest expense. These fees and expenses were charged to selling, general and administrative expenses and interest expense, respectively, in the 1993 consolidated income statement. Amounts received from such sales in 1993 have been reported in the 1993 statement of cash flows as operating activities.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

PENSION PLAN

The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

(2)  INVENTORIES

Inventories consisted of the following at December 31, 1993 and 1992:

                                      1993            1992
                                   ---------       ----------
Raw materials                   $  1,640,778     $  2,169,338
Work in process                    3,697,826        4,018,412
Finished goods                       825,543          913,627
                                   ---------       ----------
Total inventories               $  6,164,147     $  7,101,377
                                   =========       ==========

(3)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 1993 and 1992:

                                          1993            1992
                                       ---------       ----------
Land and buildings                  $  6,110,953     $  6,515,400
Machinery and equipment                3,124,652        3,904,606
Furniture and fixtures                 2,507,542        2,790,312
                                      ----------       ----------
                                      11,743,147       13,210,318
Less accumulated depreciation         (6,343,601)      (6,970,838)
                                      ----------       ----------

Total property, plant and equipment,
  net                               $  5,399,546     $  6,239,480
                                      ==========       ==========

Depreciation expense totaled $647,878 and $605,698 in 1993 and 1992, respectively.

The Company's land and buildings are partially financed by a loan collateralized by a life insurance policy on the President of the Company. The cash surrender value of the insurance policy totaled
$785,901 at December 31, 1993 and $694,941 at December 31, 1992
and is scheduled to equal the amount of the loan at the loan's maturity. See Note (7).

(4)  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 1993 and 1992:

                                       1993            1992
                                    ---------       ---------
Purchased software and patent      $  226,418      $  211,432
Goodwill                              113,203         113,203
                                     --------        --------
                                      339,621         324,635
Less accumulated amortization        (134,119)       (103,223)
                                     --------        --------
Total intangible assets, net       $  205,502      $  221,412
                                     ========        ========

Amortization expense totaled $43,671 and $24,430 in 1993 and 1992, respectively.

(5)  BANK LOANS

The disclosures for short-term borrowings are as follows:

                   (in thousands of dollars except for interest rates)

                                       1993           1992
                                    ---------       ---------
Short-term lines of credit         $    5,503      $   8,604
Lines of credit utilized                4,904          8,513
Outstanding bank notes                  1,538              -
Short-term borrowings:
     Maximum interest rate charged      11.00 %        12.75 %
     Minimum interest rate charged       5.75 %         4.19 %
     Weighted average interest rate     10.13 %        10.84 %


The lines of credit have no stated expiration dates but are due on demand. The lines of credit are collateralized by the Company's inventory and land and buildings. The bank notes generally mature in 1994.

(6)  ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following at December 31, 1993 and 1992:

                                       1993          1992
                                    ---------      ---------

Estimated loss from guarantees for
 the indebtedness of others        $  319,046     $        -
Payroll and other taxes               211,118        374,570
Warranty                              158,142        124,074
Owed to employees                     209,791         80,273
Vacation pay and overtime             131,901        105,709
Trade receivables with credit
 balances                             101,886              -
Accrued interest expenses              81,501              -
Severance pay                          75,885              -
Miscellaneous                          75,078        467,224
                                    ---------      ---------
Total                              $1,364,348     $1,151,850
                                    =========      =========

See Note (12) concerning related party transactions.

(7)  LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1993 and 1992:

                                        1993             1992
                                      --------         --------
Note payable to a bank,
 collateralized by land and
 buildings with a book value of
 $4,291,278 at December 31, 1993
 and a life insurance policy,
 interest is payable monthly at
 the annual rate of 6.98 %,
 principal is due in full on
 February 28, 2002                   $  2,896,368   $  3,086,420

Notes payable to a bank,
 collateralized by land and
 buildings, subordinate to the
 6.98 % note payable to a bank,
 composed of three notes of
 $579,274 each, bearing interest
 at the annual rate of 7.9 % or
 8 %. Through 1994, only interest
 is due, afterwards, quarterly
 installments of $16,058, including
 interest are due. Although each
 note's maturity can be extended
 until the year 2010, the conditions
 are only fixed until varying dates
 (March 31, 1996, 1998 and 2003),
 and the unpaid principal at maturity
 is payable in full if the loan is
 not extended                           1,737,821              -

Note payable to a bank, interest rate
 of 7.5 %, collateralized by a lens
 centering machine with a book value
 of $40,619, principal and interest
 of $3,529 due quarterly, matures in
 September 1996                            33,224         46,662

Five notes payable to a bank, interest
 rates ranging from 9.3 to 10.9 %,
 collateralized by computer software,
 maturities from June 1996 to October
 1996, principal and interest due
 monthly                                   94,947        100,854

Note payable to finance company,
 10 - 15 % p.a. due through 1997
 (reclassified as leasing liability
 in 1993)                                       -        457,252
                                      -----------     ----------
Total debt                              4,762,360      3,691,188
less: current portion                     (59,362)      (167,518)
                                       ----------     ----------
Long-term debt                        $ 4,702,998    $ 3,523,670
                                       ==========     ==========

Future scheduled maturities of long-term debt are payable as follows:

Years ended December 31,
     1994                           $    59,362
     1995                               106,289
     1996                                95,217
     1997                                67,401
     1998                                72,909
     Thereafter                       4,361,182
                                      ---------
                                    $ 4,762,360
                                      =========
(8)  INCOME TAXES

As discussed in Note (1), the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $826,165 was determined as of January 1, 1993 and is reported separately in the consolidated income statements for the year ended December 31, 1993.

                                         1993            1992
                                       --------       ---------
Current:
     German income taxes             $ (118,049)    $  (86,470)
Deferred:
     German income taxes                560,807         43,013
                                        -------         ------
(Provision) benefit for income taxes $  442,758     $  (43,457)
                                        =======         ======


German income tax regulations provide for a regular tax rate of 50 % (plus a surtax of 3.75 % for 1992).

The second component of the provision for income taxes is the trade tax on income which is levied at rates varying according to the individual municipalities. In the case of the Company, the applicable rate is 14.89 % of the taxable trade income. The trade tax on income is deductible for income tax purposes.

Deferred tax assets and liabilities are calculated at the German statutory rate of between 57.45 % and 59.04 % with the exception of the net operating loss carryforwards for U.S. income taxes only, which are calculated using a 35 % tax rate.

Reconciliation of the German statutory income tax rate to the financial statements effective tax rates are as follows:

                                        1993           1992
                                     ----------     ----------
German statutory tax rate             (57.45) %      (59.04) %
Unusable parent company losses         32.25  %       37.11  %
Settlement of prior years taxes         2.41  %        5.30  %
Expenses not deductible for tax
 purposes                                  -           0.65  %
Temporary differences at trade
 tax rates                                 -          23.54  %
                                      ------         ------
Effective tax rate                    (22.79) %        7.56  %
                                      ======         ======


The German corporation income tax rate will decrease 5 % from 50% to 45 % in 1994. Computing the deferred tax on temporary differences at the lower tax rate reduced 1993 deferred taxes by $58,676.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and the net operating losses, valuation allowances and net deferred tax liability at December 31, 1992 are presented below. The Company changed its method of accounting for income taxes in 1993.

                                        1993              1992
                                       ------            ------
Current deferred tax assets:
 Inventories, due to differences
 between measurement according
 to U.S. generally accepted
 accounting principles (GAAP)
 and German GAAP                     $  140,119                -

 Accrued liabilities, due to
 differences between measurement
 according to U.S.-GAAP and
 German GAAP                            162,002                -
                                        -------         --------
Total current deferred tax assets    $  302,121                -

Non-current deferred tax liabilities:
 Net operating loss carryforwards
 (U.S. income taxes only)               744,469          724,079
 Net operating loss carryforwards
 (German income taxes only)              61,187           88,510
 Pension, due to differences between
 measurement according to U.S.-GAAP
 and German GAAP                         51,205                -
 Plant and equipment, due to
 differences in depreciation           (947,671)               -
 Timing differences                           -         (298,393)
                                        -------         --------
Total gross noncurrent deferred tax
 (liabilities) assets                   (90,810)         514,196
Less valuation allowance - U.S. net
 operating loss carryforwards          (744,469)        (724,079)
Less valuation allowance - German
 net operating loss carryforwards       (30,593)         (88,510)
                                        -------         --------
Net non-current deferred tax
 liability                             (865,872)        (298,393)
                                        -------         --------
Net deferred tax liability            $(563,751)       $(298,393)
                                       ========         ========

The valuation allowance for deferred tax assets as of January 1, 1993 was $812,589. The net change in the total valuation allowance for the year ended December 31, 1993 was a decrease of $37,527.

At December 31, 1993, the company had net operating loss carryforwards for U.S. federal income tax purposes of $2,127,053 which are available to offset future U.S. federal taxable income, if any, and expire between 2003 and 2008. Such losses may only be offset against income earned in the U.S.

The Company had net operating loss carryforwards for German income tax purposes of $115,032 at December 31, 1993 which are available to offset future taxable income in Germany over an indefinite period.

(9)  PENSION BENEFITS

The Company's wholly-owned German subsidiary has a defined benefit pension obligation to the President of the Company, beginning at the age of 65. The benefits are based on 50 % of the President's last annual salary prior to retirement.

In Germany there are no legal requirements to fund the pension obligation by transferring cash to an outside funding agency. However, the Company has a life insurance policy with a cash surrender value of $234,921 at December 31, 1993 to provide for the funding of the plan and the related obligation. This amount is included as assets related to pension plan obligation in the accompanying consolidated balance sheets.

In accordance with German law, unfunded vested rights are covered by mandatory insurance to provide protection to the employees in case of the employer's insolvency. For purposes of the mandatory insurance, vesting occurs after ten years of membership in the plan or twelve years of service and three years of membership (regardless of the contractual vesting). The vested obligation under these terms is included in the accrued pension liability.

The following table sets forth the amounts presented in the Company's balance sheets at December 31, 1993 and 1992 for the accrued pension liability:

                                        1993              1992
                                      --------         ---------
Actuarial present value of benefit
 obligations:

Vested benefit obligation            $ 120,214         $ 114,422
Accumulated benefit obligation         151,992           114,422

Projected benefit obligation           360,695           274,141

Plan assets at fair value
Projected benefit obligation in
 excess of plan assets                 360,695           274,141

Unrecognized net obligation at
 transition, amortized over 26
 years                                (144,430)         (142,012)

Unrecognized net actuarial gain              -            51,339
                                       -------           -------
Accrued pension liability            $ 216,265         $ 183,468
                                       =======           =======

Net pension cost for 1993 and 1992 included the following components:

                                        1993               1992
                                      --------           --------
Service cost - benefits earned
 during the year                     $  18,997         $  14,899
Interest cost on projected
 benefit obligation                     26,097            21,214
Amortization of initial net benefit
 obligation                              6,786             5,968
                                       -------           -------
                                     $  51,880         $  42,081
                                       =======           =======

Assumptions used in accounting for the pension plan as of December 31, 1993 and 1992 were:

                                        1993              1992
                                      --------          --------
Weighted-average discount rate            7 %               8 %
Rate of increase in compensation
 levels                                   5 %               5 %
Weighted average expected long-term
 return on plan assets                    3 %               3 %

The 1993 pension obligation has been calculated by an actuary.

(10) LOSS PER SHARE

Loss per share is determined by dividing net loss by category (loss before cumulative effect of a change in accounting principle and cumulative effect of a change in accounting principle) by the weighted number of common shares issued and outstanding (150,000,000 shares in 1993 and 1992). The Company has a simple capital structure with no dilutive securities.


(11) COMMITMENTS AND CONTINGENCIES

Legal proceedings

The Company, through its wholly-owned German subsidiary, is a party to a distribution agreement with Pioneer Research ("Pioneer"), dated April 1, 1982 (the "Agreement"). Pioneer has acted as exclusive distributor of the Company's products within the U.S. since the date of the agreement.

The Company, seeking to renegotiate the Agreement, informed Pioneer on November 29, 1991 that it was canceling the Agreement effective at a future date in accordance with the terms of the Agreement. The Company and Pioneer disagree as to the effective date of the termination.

In August 1992, Pioneer attempted to commence an arbitration proceeding before the German American Chamber of Commerce (the arbitration entity specified in the Agreement) and thereafter sought to have that entity enter a default award in the amount of $7,500,000 and an injunction against the Company. As a basis for its damage claims, Pioneer alleged that the Company, among other acts, breached the Agreement through improper pricing of products, unfair business practices, and failure to adhere to exclusivity provisions of the Agreement. The Company believes it has meritorious defenses to Pioneer's claims and that it has substantial and significant claims against Pioneer for the failure by Pioneer to adhere to its obligations under the Agreement. The Company believes that the value of its claims against Pioneer is in excess of the value of Pioneer's claims against the Company. As a result of the dispute and the threatened arbitration proceedings, collections from and shipments to Pioneer were interrupted in early 1993. In April 1993, the Company reached an interim agreement with Pioneer, which is embodied in certain correspondence between the Company and Pioneer. Under the terms of the interim agreement, the Company and Pioneer resolved a number of their previous disagreements, and the Company and Pioneer agreed to stay the arbitration proceeding during the term of the interim agreement. Since the date of the interim agreement, Pioneer has resumed its marketing of the Company's products.

Financial guarantees

The Company has a contingent liability for discounted notes related to customer payments totaling $183,217 and $248,457, net of allowances at December 31, 1993 and 1992, respectively.

The Company also has a contingent liability of $76,783 and $85,455 at December 31, 1993 and 1992, respectively, relating to its guarantee of a bank loan of its related party, the professional sports team. See Note (12).

The Company is contingently liable for pension payments to a related party of the Company's President should he fail to meet his obligations. The present value of the pension is $477,624 and $530,052 at December 31, 1993 and 1992, respectively. The Company's land and buildings are held as collateral (subordinate to all current and future debt secured by real property).

Environmental remediation

The Company's German subsidiary was requested by the City of Bayreuth in 1992 to have a qualified environmental consultant investigate the groundwater under the Company's land for possible contamination with certain chloromethanes.
The initial samples have revealed contamination of the groundwater and soil with substantial levels of chloromethanes as well as mineral oil and lead.
In his analysis of the samples dated March 23, 1993, the environmental consultant recommended that further samples be taken to determine the source and horizontal spread of the contamination.

The Company's policy is to accrue site remediation costs in the accounting period in which a loss is deemed to be probable and the amount is reasonably determinable. Because of the uncertainties associated with both the probability and the amount associated with remediation activities, only the estimated costs of the next environmental impact study have been accrued in the financial statements of the Company as of December 31, 1993.

Operating leases

The Company has operating lease commitments for machinery and office equipment and motor vehicles extending for varying periods of time until the year 2000. Minimum annual rentals payable under these leases with a remaining noncancelable term of more than one year are as follows:

                            Machinery
                            and office   Motor
Year ended December 31,     equipment    Vehicles     Totals
----------------------      ----------   ---------   ---------
1994                        $  171,745   $  43,837   $ 215,582
1995                           150,855       9,319     160,174
1996                           129,384         415     129,799
1997                           120,727           -     120,727
1998                           116,591           -     116,591
Thereafter                     113,928           -     113,928
                             ---------     -------    --------
                            $  803,230   $  53,571   $ 856,801
                             =========     =======    ========

Total rental expense charged to operations was approximately $224,500 and $150,000, in 1993 and 1992, respectively.

Capital leases

The following is an analysis of property under capital leases:

                                        1993           1992
                                      --------       --------
Machinery and equipment              $ 515,196      $ 792,110
Less accumulated depreciation         (246,885)      (187,003)
                                      --------        -------
Total machinery and equipment, net   $ 268,311      $ 605,107
                                      ========        =======

The following is a schedule by years of future minimum lease payments under capital leases:


Year ended December 31,                 Machinery and equipment
-----------------------                 -----------------------
1994                                           $  153,554
1995                                              119,450
1996                                               98,766
1997                                               63,278
1998                                                6,517
                                                 --------
Total minimum lease payments                      441,565

Less: amount representing executionary
 costs and interest                               (77,841)
                                                 --------
Present value of minimum lease payments        $  363,724
                                                 ========

(12) RELATED PARTY TRANSACTIONS

The Company is majority owned by the Company's President who is also President of a professional sports team. The Company paid amounts representing advertising costs of approximately $119,750 and $128,000 in 1993 and 1992, respectively, to support this team. The Company has granted loans to the team of which $48,659 and $30,864 was outstanding at December 31, 1993 and 1992, respectively. In addition to these loans, the team owed the Company $26,992 and $29,630 at December 31, 1993 and 1992, respectively.

During 1993 the Company made various payments totaling $253,991 on behalf of the President, who owed the Company $357,705 and $203,038 as of December 31, 1993 and 1992, respectively.

The estimated loss from guarantees for the indebtedness of others of $319,046 accrued in 1993 concern the Company's guarantees for the indebtedness of a related third party of the President.

The Company owed its President $144,818 as of December 31, 1993 in relation to a capital increase in the Company's German subsidiary financed personally on behalf of the Company by the President.


(13) SEGMENT AND GEOGRAPHIC INFORMATION

Worldwide sales in 1993 and 1992 consisted primarily of multi-purpose binoculars, but includes also sales of optical products. The Company considers its optical product sales to be essentially in the same business segment as its binocular business. Sales of optical products are concentrated in Germany and totaled approximately $1,300,000 and $800,000 in 1993 and 1992, respectively.

Operating profit is essentially the same for each segment.

Net sales by geographic region were as follows:


                                       1993            1992
                                          (in thousands)
                                       ---------------------
Germany                                $ 4,952      $ 5,694
Remainder of Europe                      2,593        2,232
USA                                      2,315        3,068
Asia                                       908        1,049
Other                                      638          181
                                        ------       ------
                                       $11,406      $12,224
                                        ======       ======

(14) CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and due to the Company's factoring of receivables.



THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING CONSOLIDATED
FINANCIAL STATEMENTS.