Form 10KSB
period 1997-12-31
STEINER OPTICS INTERNATIONAL INC
filed 1999-12-22
CIK 751508

FORM 10-KSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal years ended   December 31, 1997, 1996, 1995 and 1994

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ___________ to ___________________

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

          Yes (X )  No ( )

       Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in
       Part III of this Form 10-K or any amendment to this From 10-KSB. ( )

 State issuer's revenues for its most recent fiscal year:    $11,793,252

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of October 26, 1999, as reported by the National Quotation Bureau Incorporated): $ 1,452,759.84

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
(Class of Common Stock)                            (Number of Shares)

Transitional Small Business Disclosure Format:   Yes ( )   No (X)

Documents Incorporated by Reference: none.



             STEINER OPTICS INTERNATIONAL, INC., AND SUBSIDIARIES

                                  PART I

Item 1.   BUSINESS

          General

          Steiner Optics International, Inc., was incorporated in Delaware in 1984 (the "Parent Corporation"). The Parent Corporation does not conduct any significant business operations on its own; it functions primarily as a holding company for Steiner Optik GmbH, a German limited liability company and a wholly-owned subsidiary of the Parent Corporation (the "Company"). The Parent Corporation uses its strategic position in New York City to keep an eye on the U.S. markets, to conduct market research for the Company and to advise the Company of new developments in the U.S. markets. Steiner-Optik (SEA) Pte. Ltd., Singapore, the only subsidiary of the Company, has had no operations since
1991; it is being liquidated at the present time.

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

          The "Wildlife" series is the Company's latest, revolutionary addition to its spectrum of binoculars; it is also the Company's entry into the Great Outdoors market. The products in this series -- "Wildlife 8x30," "Wildlife 8x56" and "Wildlife 7x50" -- are extremely robust yet unexpectedly lightweight. All of them utilize high contrast optics to deliver clear, brilliant pictures, at any time of the day, anywhere one may wander, i.e., in the mountains, in the forest, in the desert or at the coast. All products in the "Wildlife" series are filled with nitrogen to prevent fogging. "Wildlife 8x56" is particularly good at night; it provides clear and bright pictures in low light conditions. All binoculars of this series are equipped with Steiner-auto-focus that obviates the need for constant refocusing and offers a sharp view over distances from 20 meters to infinity. The Company warrants the products in this series for 30 years.

          Finally, the Company manufactures binoculars for military applications, custom-made to meet rigid specifications and equipped with enhancements not found on civilian products, as well as produces optical components for a wide variety of civil and military applications, systems and measuring devices.

          Research and Development

          The Company's research and development department, historically in the forefront of the Company's activities, has introduced many innovations to the market, e.g., use of plastic for the housing, red coating for filtering ultraviolet and infra-red radiation, integrated compass, etc. In 1993-97 7-11 engineers and technicians of the Company were engaged in research and development activities at any given time; they focused on the development of new products, as well as on improving the Company's manufacturing and quality control practices. In 1993 the Company spent roughly $228,000 on research and development. By comparison, from 1994 to 1997 the Company spent annually roughly $241,312, $276,682, $198,749 and $185,196, respectively, on research and development of binoculars and optical components.

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

          Pioneer & Co., Inc., of Moorestown, N.J. ("Pioneer"), has been the exclusive distributor of the Company's products in the U.S. since April 1982. In 1993 Pioneer accounted for approximately 20% of the Company's total sales volume. By comparison, in 1994-1997, Pioneer accounted for 23%, 19%, 22% and 39% of the Company's total sales volume respectively. See "Legal Proceedings." In 1998 Pioneer accounted for roughly 37% of total sales. The dramatic increases in sales in 1997-1998 were due to a large order, placed by a foreign manufacturer of other products, for "Hunting 8x30" binoculars. The Company expects to maintain the present level of sales throughout 1999; Pioneer is expected to account for roughly 30% of the company's total sales in 1999. The existing contract with Pioneer is scheduled to expire on December 31, 2001.
The Company and Pioneer are working on a marketing plan for the next decade.
As the trend-setter, the U.S. market for consumer goods is particularly important to the Company.

          The Company markets its products worldwide. Total sales in each geographic area differ significantly from year to year. For instance, in 1997 the Company sold most of its binoculars (40%) in North America, 34% in Germany, 14% throughout the rest of Europe, 5% in the Middle East and 4% in Asia. From 1994 through 1996 the Company sold most of its binoculars in Germany, i.e., 36%, 32%, and 46%, respectively, of the total sales. During the same period of time sales of binoculars in North America remained flat at 23%, 20% and 24%, respectively. While sales in Germany were particularly strong, the sales in the remainder of Europe accounted for respectable 28%, 40% and 17% of the total sales volume in 1994, 1995 and 1996, respectively. In the rest of the world, annual sales to the Middle East and Asia accounted, on the average, for 6% and 3%, respectively.

          The Company sells most of its optical products in Germany; these sales totaled roughly $806,000 in 1994, $650,000 in 1995, $1,439,000 in 1996 and
$1,036,000 in 1997. The sales of optical components constituted 8%, 5%, 13% and 9% of the Company's total annual sales from 1994 through 1997, respectively.

          Military sales usually account for 8-12% of the Company's annual sales, but large orders could -- and in 1995 did -- increase that percentage dramatically. Despite widely-publicized reduction in the armed services, the Company's revenues from military sales have not decreased primarily because the military now tends to buy less equipment of better quality.

          The Company's marketing department, among other things, monitors the performance of, and renders assistance to, the Company's distributors and sales representatives. The marketing department runs seminars, prepares manuals for the sales force, creates and coordinates advertising and promotions, point-of-sale displays, press releases, product reports and exhibitions at specialty trade and consumer shows. It also places printed advertisements in trade journals and special interest magazines. Advertising and marketing costs totaled approximately $317,000 in 1997, $461,000 in 1996, $713,000 in 1995,
$568,000 in 1994 and $517,750 in 1993.

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

          In order to pay to the team the amount due, i.e., DM 700,000, the Company waived the repayment of (a) the outstanding balance of loans made by the Company to team in the approximate amount of $63,000 as of June 30, 1997, supra, and (b) approximately $147,000 (approximately DM 261,000) lent to the team by Carl Steiner, President of the Company. (Mr. Steiner subsequently assigned such loan to the Company.) The Company also paid approximately
$55,000 to the team in cash and assumed two (2) loans in the amounts of approximately $76,000 (approximately DM 135,000) and approximately $53,000 (approximately DM 94,000), respectively, made by a bank to the team. The outstanding balances of the bank loans assumed by the Company were approximately $47,000 (approximately DM 90,000) and approximately $42,000 (approximately DM 80,000) at June 30, 1999. The Company expects to pay out those loans on December 31, 1999, and August 31, 2001, respectively.

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

          Finished goods represented roughly 17%, 19%, 21%, 15% and 13.4% of the Company's inventory in 1997, 1996, 1995, 1994 and 1993, respectively. Semi-finished goods account for much of the remainder. Semi-finished glass is manufactured by others to Steiner's specifications; hence, it is of limited utility to someone other than Steiner. The lead time for delivery of semi-finished glass is roughly 5-6 months. Hence, Steiner must always keep sufficient quantity of such glass on hand to allow for flexibility in the manufacturing process.

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

          Backlog

          The Company's backlog consists of confirmed but unfilled purchase orders. The Company had a backlog of $3.8 million at December 31, 1993. By comparison, the backlog was at $2.46 million, $2.5 million, $2.25 million and $2.47 million at December 31 in the years 1994, 1995, 1996 and 1997, respectively. Variations in backlog do not represent future business trends fairly because unfilled orders fluctuate greatly with the timing of orders and the product mix.

          Employees

          The Company trains many of its highly-skilled employees. The management considers the relations between the Company and its employees to be satisfactory. None of the Company's employees are represented by labor unions. As of June 30, 1999, the Company employed 117 persons (83 in manufacturing and 34 in other departments). In 1998 the Company employed, on the average, 118 persons (84 in manufacturing and 34 in other departments). In 1997 the Company employed, on the average, 102 persons (68 in manufacturing and 34 in other departments). In 1996 the Company employed, on the average, 120 persons (87 in manufacturing and 33 in other departments). In 1995 the Company employed, on the average, 126 persons (86 in manufacturing and 40 in other departments). In 1994 the Company employed, on the average, 130 persons (94 in manufacturing and 36 in other departments).

Item 2.   PROPERTIES.

          The Company owns its office and manufacturing facilities located in Bayreuth, Germany. Two (2) buildings with 43,040 square feet are currently used for manufacturing and warehousing; one (1) building with 12,912 square feet is currently used for administration. All buildings are encumbered by seven (7) mortgages: the first mortgage in the amount of DM 2,900,000 in favor of Stadtsparkasse Bayreuth; the second and third mortgage in the amount of DM 500,000 and DM 2,500,000, respectively, in favor of IKB, Munich; the three
(3) fourth equal mortgages, each in the amount of DM 1,000,000, in favor of Stadtsparkasse Bayreuth, Volksbank-Raiffeisenbank Bayreuth and
HypoVereinsbank Bayreuth; and the fifth mortgage in the amount of DM 700,000 in favor of HypoVereinsbank Bayreuth. These mortgages secure long-term debt of the Company. See Management's Discussion. The Company believes that its facilities are adequately insured, well maintained, in good operating condition and sufficient for the present level of its operations.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None.

                                  PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED MATTERS.

          The common stock of the Parent Corporation is quoted from time to time on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., and on the "Pink Sheets" of the National Quotation Bureau, Inc.

          The following tables set forth the high and low bid quotations for shares of the common stock from January 1, 1993 through December 31, 1998, as reported by the National Quotations Bureau, Inc. The high and low bid quotations for the Common Stock reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

        1998                High                Low
   ----------------         -----               ----
   Fourth Quarter           $.01                $.01

   Third Quarter            $.01                $.01

   Second Quarter           $.01                $.01

   First Quarter            $.01                $.01

        1997                High                Low
   ----------------         -----               ----
   Fourth Quarter           $.01                $.01

   Third Quarter            $.01                $.01

   Second Quarter           $.01                $.01

   First Quarter            $.01                $.01

        1996                High                Low
   -----------------        -----               ----
   Fourth Quarter           $.01                $.01

   Third Quarter            $.01                $.01

   Second Quarter           $.01                $.01

   First Quarter            $.01                $.01

        1995                High                Low
   -----------------        -----               ----
   Fourth Quarter            -                   -

   Third Quarter            $.005               $.005

   Second Quarter           $.005               $.005

   First Quarter             -                   -

        1994                High                Low
   ------------------       -----               ----
   Fourth Quarter           $.006               $.005

   Third Quarter            $.008               $.005

   Second Quarter           $.008               $.0025

   First Quarter            $.01                $.0025

        1993                High                Low
   ------------------       -----               ----
   Fourth Quarter           $.005               $.005

   Third Quarter            $.005               $.0025

   Second Quarter           $.03                $.005

   First Quarter            $.03                $.005

          There were approximately 2,000 record holders of the common stock of the Parent Corporation at December 31 in the years 1997, 1996, 1995, 1994 and 1993. There were 1,921 record holders of the common stock of the Parent Corporation at December 16, 1998.

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

          All assets and liabilities compiled in the Company's balance sheet are translated into U.S. Dollars at the prevailing currency exchange rates on December 31 in the fiscal year being reported. On December 31, 1997, 1996, 1995, 1994 and 1993 these rates were DM 1.78, DM 1.5548, DM 1.4335, DM 1.5488 and DM
1.7263 per U.S. Dollar, respectively. See Note 1, Translation of Foreign Currencies, to the Consolidated Financial Statements. All financial data compiled in the Company's income statement is translated into U.S. Dollars at the average currency exchange rates during the fiscal year being reported. In 1997, 1996, 1995, 1994 and 1993 these rates were DM 1.7392, DM 1.51, DM 1.4367,
DM 1.6258 and DM 1.67015 per U.S. Dollar, respectively.

          Consequently, foreign currency fluctuations have material effect on the operating results set forth below. For instance, the operating statements of the Company (presented in U.S. Dollars) create an impression that the sales in 1993 went down (as compared to the sales in 1992). In fact, the sales -- in Deutsche Marks -- were virtually unchanged. Rather, the currency exchange rate went up from DM 1.6140 on December 31, 1992, to DM 1.7263 on December 31, 1993, and created an impression that the sales went down. Similarly, a comparison between the total sales (in U.S. Dollars) for 1996 and 1997 suggests an apparent decrease in the Company's profits to the tune of almost $1 million. In reality, the Company's profits (in Deutsche Marks) were virtually unchanged.

          Furthermore, changes in methods of accounting can and do materially affect the Company's financial position. For instance, large operating loss in 1993 was caused, to a great extent, by a change in the method of accounting for income taxes. See Form 10-K for 1993, Note 8.

          The Company continues its strategic cost-reduction program and a search for additional outsourcing opportunities. The Company's counterparties in the Far East -- for outsourcing of components -- have proved to be more reliable and more cost-effective.

The Comparison Between and Among Years Ended December 31, 1997, 1996, 1995,
 1994 and 1993

          On December 31, 1997, the Company's net sales stood at $12,023,378.
By comparison, on December 31 in the years 1996, 1995, 1994 & 1993 the Company's net sales were $11,361,146, $14,333,438, $10,307,245, and $11,406,491, respectively. From 1993 through 1997 the Company's net sales fluctuated significantly. Net sales went down in 1994 (a decrease of $1,099,246 by comparison with 1993, or roughly 9%). Net sales went up in 1995 (an increase of $4,026,193 by comparison with 1994, or 39%). Net sales went down again in 1996 (a decrease of $2,972,292 by comparison with 1995, or 20%) Net sales went up again in 1997 (an increase of $662,232 by comparison with 1996, or almost 6%).

          These fluctuations are not aberrations, but rather the norm in the Company's business. Special orders tend to affect annual sales, causing sales to swell when special orders are forthcoming, and to drop when they are not. Besides, an increase in gross sales does not necessary portend an increase in net sales because special orders not infrequently entail special costs.

          The Company's export sales into the U.S. and, hence, net sales for the year ended December 31, 1993, were 25% lower (on a period-to-period comparison with the year ended December 31, 1992), due to a dispute with the Company's U.S. distributor in early 1993. Although the dispute ended quickly, exports into the U.S. did not increase until 1997 due primarily to the appreciation of the Deutsche Mark against the U.S. Dollar during 1994 through 1996, and the concomitant considerable increase in the cost of binoculars exported into the U.S. from Germany.

          In 1997 several factors -- an improved distribution by Pioneer, a booming market in the U.S., introduction of new products by the Company, a weakening (against the U.S. Dollar) Deutsch Mark and a large special order from a foreign manufacturer -- combined to lift the Company's exports to the U.S.

          Historically, however, impacts of adverse economic trends were rather minimal because the Company does business with 50 countries around the world. Since business seldom goes down world-wide, a decrease in sales in one area of the world is likely to be offset by an increase in sales elsewhere. For example, a decrease in sales in Germany in 1997 was offset by an almost twofold increase in sales to the U.S. Likewise, a decrease in sales to the U.S. in 1993 was offset by a large special order for optical components from Germany. See Form 10-K for 1993.

          In 1993 the Company's sales of binoculars to the military constituted approximately 10% of the Company's total sales. Sales to the military increased dramatically (as a percent of net sales) in 1994-5. Such sales have since stabilized at roughly 10-13% per annum. The proportion of sales to the military fluctuates from year to year, since one big order can -- and in 1994-5 did -- change the picture significantly.

          In 1993 sales of the Company's industrial components constituted 26% of domestic sales. By comparison, in 1994-1997 the Company's sales of industrial components constituted 22%, 14%, 27%, and 25% of domestic sales, respectively. In 1993 such sales accounted for 11% of the total sales. By comparison, in 1994-1997 such sales accounted for 8%, 5%, 13% and 9% of the total sales, respectively. Since the Company has only 3-5 major customers in that market, the advent of a new customer usually has a big impact on sales.

          In 1994 the Company embarked on the across-the-board cost cutting campaign. The Company reduced the total number of employees, laid off well paid employees and hired less expensive part-time help. The Company has also invested considerable time and effort into outsourcing of components for several of its very low end products. See Marketing Operation.

          Consequently, the Company's costs and expenses expressed in U.S. Dollars, decreased 1.2% from 1993 to 1994, increased 24.2% from 1994 to 1995, decreased 26.9% from 1995 to 1996 and increased 7.6% from 1996 to 1997.

          The selling, general and administrative expenses decreased 1.52% from 1993 to 1994, increased 8.05% from 1994 to 1995, decreased 28.42% from 1995 to
1996 and decreased again 6.26% from 1996 to 1997, resulting in an average decrease of 7.15% from 1993 to 1997.

          The largest percentage decrease in costs and expenses occurred from 1995 to 1996. Both the selling, general and administrative, as well as research and development costs decreased roughly 28% (from an aggregate $2,711,486 in 1995 to $1,941,588 in 1996).

          In U.S. Dollars, the Company's operating income decreased $1,897,821 from 1993 to 1994, increased $2,400,694 from 1994 to 1995, increased $1,397,589 from 1995 to 1996 and decreased $1,179,520 from 1996 to 1997.

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

          Expressed in U.S. Dollars, interest income (earned by the Company on the loan made by it to Carl Steiner) decreased 17.99% from 1993 to 1994, increased 37.19% from 1994 to 1995, decreased 2.92% from 1995 to 1996 and decreased 31.77% from 1996 to 1997. These changes and fluctuations were due to currency fluctuations.

          Expressed in U.S. Dollars, interest expense decreased 3.7% from 1993 to 1994, increased 10.46% from 1994 to 1995, decreased 14.69% from 1995 to 1996 and decreased 12% from 1996 to 1997. These fluctuations were also due primarily to currency fluctuations. By comparison, in Deutsche Marks interest expense decreased 6.24% from 1993 to 1994, decreased 2.38% from 1994 to 1995, decreased 10.34% from 1995 to 1996 and increased 1.27% from 1996 to 1997. In other words, in reality interest expense did not fluctuate at all but rather decreased consistently.

          In 1997 the Company has adopted, effective as of January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This development is not expected to have any effect on the Company's net income (loss) or the stockholder's equity.

          In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for various operating segments of a company and related disclosures about its products, services, geographic areas and major consumers. The Company adopted SFAS No. 131 in 1998. This development is also not expected to have any effect on the Company's consolidated financial statements.

          The Company is in the process of assessing and, where necessary, remediating its internal and external systems, and those of its material counterparties, in light of the issues presented by the Year 2000. Based on the Company's review of such issues, it has spent to date approximately DM 150,000 ($83,079 at the current exchange rate) -- by way of corrective and precautionary actions -- on the necessary upgrades and the Company's new production planning system. (This amount represents roughly 75% of the total budget allocated by the Company to the Year 2000 issues.) The treasurer of the Company heads the assessment and remediation process.

          The information technology utilized by the Company is new and free of Year 2000 defects; the production technology is not. The Company has determined to replace, rather than attempt to remediate, certain computers with Year 2000 defects. Based on the assurances of the parties responsible for the corrections, the Year 2000 problems are not expected to have any material effect on the Company's own computer systems. The Company expects to spend up to additional DM 50,000 ($27,693 at the current exchange rate) on the issues presented by the Year 2000.

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

          Liquidity and Sources of Capital

          The Company uses cash primarily for working capital, to support the inventory and to pay debt service for capital expenditures. This need for cash is currently met by internally generated funds and unsecured bank lines of credit. The Company anticipates that these sources will be sufficient for the planned ongoing research and development and for the Company's operations.

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

          In July 1993 the Company entered into a one year agreement with a factoring agent to sell trade receivables. In July 1994 this agreement was terminated. In August 1994 the Company replaced the original factoring agent with the current one, De Lage Landen Trade Finance GmbH ("De Lage Landen").
The new agreement also provides for the sale without recourse of receivables from the Company's major customers in Germany, as well as other German and international customers. During 1997 $6,537,388 of those receivables were sold at a total cost of $85,536 including $59,650 in factoring fees and $25,886 in interest expense. During 1996 $7,923,548 of those receivables were sold at a total cost of $190,989 including $88,342 in factoring fees and $102,647 in interest expense. During 1995 $6,943,378 of those receivables were sold at a total cost of $175,068 including $64,241 in factoring fees and $110,827 in interest expense. During 1995 $3,182,762 of those receivables were sold at a total cost of $198,297 including $64,698 in factoring fees and $133,599 in interest expense. All such fees and expenses were charged to selling, general and administrative expenses and interest expense, respectively, on consolidated income statements for the years 1997, 1996, 1995 and 1994. Amounts received from such sales in each such year have been reported on the respective statements of cash flows as operative activities. On January 1, 1999, De Lage Landen was acquired by FMN Finance House (Fortis Group). This development is not expected to affect the Company's relation with De Lage Landen.

          At December 31, 1997, the Company had accrued and other current liabilities of $670,649. These liabilities represent, in part, $163,444 in payroll and other taxes, $114,045 in warranty and credit notes and $137,706 in accrued vacation and overtime. At December 31, 1996, the Company had accrued and other current liabilities of $1,152,106. These liabilities represent, in part, $280,864 in payroll and other taxes, $136,995 in warranty and credit notes and $124,968 in accrued vacation and overtime. At December 31, 1995, the Company had accrued and other current liabilities of $1,459,208. These liabilities represent, in part, $460,456 in payroll and other taxes, $187,653 in warranty and credit notes and $188,559 in accrued vacation and overtime. At December
31, 1994, the Company had accrued and other current liabilities of $1,285,781. These liabilities represent, in part, $210,631 in payroll and other taxes, $172,392 in warranty and credit notes and $226,821 in accrued vacation and overtime. At December 31, 1993, the Company had accrued and other current liabilities of $1,364,348. These liabilities represent, in part, $211,118 in payroll and other taxes, $158,142 in warranty expenses and $131,901 in accrued vacation and overtime.

          At December 31 in the years 1997, 1996, 1995, 1994 and 1993 the Company had long-term debt in the aggregate amounts of $6,596,744, $7,124,299, $5,768,915, $5,616,132 and $4,702,998, respectively.

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

          The other bank holds three (3) notes in the aggregate amount of roughly DM 2,500,000 ($1,737,821 at the current exchange rate) as of June 30, 1999; those notes bear interest at annual rates of 5.6%, 7.7% and 8%, respectively, and mature on December 30, 2002, March 30, 2006, and March 30, 2003, respectively, if not renegotiated.

          In 1993-4 Mr. Steiner paid DM 1,000,000 to the Parent Corporation (DM 250,000 in December 1993 and DM 750,000 in December 1994) to enable the Parent Corporation to make a desperately needed contribution to the capital of the Company. Mr. Steiner expected to receive, in exchange, preferred stock from the Parent Corporation, but the Parent Corporation has been unable to issue preferred stock because none has been authorized. The Parent Corporation has been unable to authorize the issuance of preferred stock because up until now the Parent Corporation did not have current audited financial statements. The Parent Corporation owes Mr. Steiner either DM 1,000,000 or preferred stock (to be issued six (6) years later than agreed, but with different, improved terms), or another equivalent compensation for his investment. The Parent Corporation will make a decision on the appropriate compensation for Mr. Steiner once it is current with its filing obligations.

Item 7.   FINANCIAL STATEMENTS.

          The following documents are filed as part of this report

          INDEPENDENT AUDITORS' REPORT                                   F1.

          CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Statements of Income (Loss) for the Years Ended
          December 31, 1997, 1996, 1995 and 1994                         F2.
          Consolidated Balance Sheets at December 31, 1997,
           1996, 1995 and 1994                                           F3.
          Consolidated Statements of Changes in Stockholders' Equity for
           the Years Ended December 31, 1997, 1996, 1995 and 1994        F4.
          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1997, 1996, 1995 and 1994                        F5.

          Notes to the Consolidated Financial Statements                 F6.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          See Form 10-KSB for 1993.

                                 PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The directors and executive officers of the Parent Corporation are as follows:

     Name           Age            Position
-------------------------------------------------------------------
Carl Steiner        45             President, Chief Executive
                                   Officer and Director

Robert Eckert       40             Controller, Chief Financial
                                   Officer and Director

          The directors and executive officers of the Company are as follows:

     Name           Age            Position
-------------------------------------------------------------------
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

          Robert Eckert was Controller of the Company from October 1987 through January 1990, then Chief Financial Officer of the Company from January 1990 through October 1993, and, finally, Managing Director of the Company since October 1993 to date. He has been Controller, Chief Financial Officer and Director of the Parent Corporation since 1990.

          The terms of office of all Directors and Executive Officers of the Company are from the time of election until successors have been duly elected and qualified. None of the Company's Directors or Executive Officers have any family relationship with any other Director or Executive Officer.

             Compliance With Section 16(a) of the Exchange Act

          None of the directors, officers or 10% shareholders of the Company failed to file on a timely basis reports required during 1994 through 1997 by
Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION.

          The following table sets forth all compensation awarded to, earned by, or paid by the Company to Messrs. Steiner & Eckert, the Company's only executive officers, for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively:

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

Name and Position   Year      Salary    Bonus     Other(a)
-----------------------------------------------------------
Carl Steiner        1997(b)   $140,244  $17,249   $16,439
(President & Chief
Executive Officer)  1996(c)   $161,531  $19,868   $18,935

                    1995(d)   $169,772  $20,881   $19,901

                    1994(e)   $150,026  $18,452   $17,586

                    1993(f)   $141,292  $17,278   $17,119


Robert Eckert       1997(b)   $140,244  $23,713   $16,439
(Controller & Chief
Financial Officer)  1996(c)   $161,531  $23,278   $18,935

                    1995(d)   $169,842  $19,134   $19,901

                    1994(e)   $139,015  $ 3,544   $17,586

                    1993(f)   $ 86,891  $     0   $ 1,427

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

(b) Based upon an average exchange rate of DM 1.7392 per U.S. Dollar during 1997.

(c) Based upon an average exchange rate of DM 1.51 per U.S. Dollar during 1996.

(d) Based upon an average exchange rate of DM 1.4367 per U.S. Dollar during 1995.

(e) Based upon an average exchange rate of DM 1.6258 per U.S. Dollar during 1994.

(f) Based upon an average exchange rate of DM 1.67015 per U.S. Dollar during 1993.

                         Employment Agreements

          The Company has employment agreements with Messrs. Steiner and Eckert. These agreements are cancelable at any time by either party. Messrs. Steiner and Eckert get to use a company car and a pension plan. See Note 12.

         Options/SAR Grants/Incentive Plans/Director Compensation

          Until 1998 the executive officers did not hold any stock options, SAR or other equity-related incentives and did not participate in any incentive compensation plan. The members of the Board of Directors still do not receive any compensation for their services qua members of the Board. Commencing January 1, 1998, however, each director of the Parent Corporation received $2,500 per month, and the Secretary of the Parent Corporation received $500 per month, by way of incentive compensation, for work done by them under the agreement dated December 15, 1997, between the Company and the Parent Corporation. Pursuant to that agreement, the Parent Corporation undertook to advertize products manufactured by the Company in international markets, to conduct market surveys, to maintain customer contacts, to procure special orders and to draft contracts with the Company's customers.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number of shares of Common Stock owned beneficially as of December 31, 1997, 1996, 1995, 1994, 1993 and August 10, 1999, by each person known to be the beneficial owner of more than five percent of the Parent Corporation's voting securities, by each director and by all directors and executive officers as a group. The Parent Corporation has no outstanding securities other than the common stock. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                          Shares of Common       Percentage of Shares
                          Stock beneficially     of Common Stock
Name                      owned                  beneficially owned
------------------------------------------------------------------
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


(a)       Includes 500,000 shares held by Mr. Steiner's son.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Mr. Carl Steiner, the Company's President, Chief Executive Officer and the majority shareholder, until July 1997 was the President of Basket Bayreuth e.V., a registered basketball club in Germany. In the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the Company paid approximately $33,000, $113,000, $160,000, $141,000 and $120,000, respectively, to support this club. The Company also made loans to the club; at June 30, 1997 and on December 31 in the years 1996, 1995, 1994 and 1993, the outstanding balances of these loans were approximately $63,000, $31,000, $55,000, $37,000 and
$49,000, respectively.

          At December 31 in the years 1997, 1996, 1995 and 1994 Mr. Steiner owed the Company $529,000, $722,000, $794,000 and $541,000, respectively. The principal of this loan, bearing interest at 3.5%, is scheduled to be repaid in 10 equal annual payments, commencing 2002 and ending 2011.

          The Parent Corporation still owes Mr. Steiner for and on account of two (2) payments in the aggregate amount of 1,000,000 (DM 250,000 in December 1993 and DM 750,000 in December 1994) made by Mr. Steiner to the Parent Corporation to make desperately needed contributions to the capital of the Company.

          Since 1973 Carl Steiner was obligated to pay DM 7,800 monthly to his mother. See Form 10-K for 1993. In 1994 Carl Steiner was able to re-negotiate his monthly payments to his mother down from DM 7,800 to DM 2,200 because the Company's distributions to Carl Steiner no longer supported his monthly obligation to her.

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

December 22, 1999

                              STEINER OPTICS INTERNATIONAL, INC.

                                   /s/ Carl Steiner
                           By:__________________________________
                                   Carl Steiner
                                   President, Chief Executive
                                    Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/s/ Carl Steiner
__________________________                   December 22, 1999
Carl Steiner, President,
Chief Executive Officer and
Director (Principal Executive
Officer)


/s/ Robert Eckert
__________________________                   December 22, 1999
Robert Eckert, Chief Financial
Officer and Director
(Principal Financial Officer)



STEINER OPTICS INTERNATIONAL, INC.
AND SUBSIDIARY



Consolidated Financial Statements
For The Years Ended
December 31, 1997, 1996, 1995 and 1994
And Independent Auditors' Report




                    STEINER OPTICS INTERNATIONAL, INC.
                              AND SUBSIDIARY


                            Table of Contents


                                                              Page



INDEPENDENT AUDITORS' REPORT                                   F1.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income (Loss) for the Years Ended
 December 31, 1997, 1996, 1995 and 1994                        F2.
Consolidated Balance Sheets at December 31, 1997,
 1996, 1995 and 1994                                           F3.
Consolidated Statements of Changes in Stockholders' Equity for
 the Years Ended December 31, 1997, 1996, 1995 and 1994        F4.
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1996, 1995 and 1994                        F5.

Notes to the Consolidated Financial Statements                 F6.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Steiner Optics International, Inc.

We have audited the accompanying consolidated balance sheets of Steiner
Optics International, Inc. and Subsidiary as of December 31, 1997, 1996, 1995 and 1994, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the years in the four-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steiner Optics International, Inc. and Subsidiary as of December 31, 1997, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the four-year period ended December 31, 1997, in conformity with U.S. generally accepted accounting principles.


 Nuremberg, January 21, 1999
 Dr. Rodl & Partner GmbH
 Wirtschaftsprufungsgesellschaft
 Steuerberatungsgesellschaft


      Dr. Rodl             Schreyer
 Wirtschaftspruefer    Wirtschaftspruefer



Steiner Optics International, Inc. and Subsidiary

Consolidated Statements of Income (Loss)


for the years ended December 31,             1997         1996         1995         1994
--------------------------------------    ----------   ----------   ----------   ----------
                                Notes
Sales revenue                   1,16,18   $12,023,378  $11,361,146  $14,333,438  $10,307,245
Cost of sales                              (9,028,489)  (7,426,360) (11,026,343)  (9,617,693)
                                           ----------   ----------   ----------   ----------
Gross profit                                2,994,889    3,934,786    3,307,095      689,552
                                           ----------   ----------   ----------   ----------
Operating expenses:
Selling, general and administrative        (1,633,779)  (1,742,839)  (2,434,804)  (2,253,325)
Research and development        1            (185,196)    (198,749)    (276,682)    (241,312)
Impairment loss                 5            (362,236)
                                           ----------    ---------    ---------    ---------
Total operating expenses                   (2,181,211)  (1,941,588)  (2,711,486)  (2,494,637)
                                           ----------    ---------    ---------    ---------
Income (loss) from operations                 813,678    1,993,198      595,609   (1,805,085)
Other income (expense)
 Interest expense               6,8,14     (1,001,034)  (1,138,454)  (1,334,579)  (1,208,201)
 Interest income                               25,538       37,429       38,555       28,104
 Other income                   10            271,546      330,443      487,132      309,676
 Other expense                                                                       (46,330)
 Foreign currency transaction
  gains (losses)                1             377,648      181,858     (171,327)    (187,432)
                                           ----------    ---------    ---------    ---------
Total other expense                          (326,302)    (588,724)    (980,219)  (1,104,183)
Income (loss) from operations              ----------    ---------    ---------    ---------
 before income taxes            16            487,376    1,404,474     (384,610)  (2,909,268)

(Provision) benefit for
 income taxes                   1,11         (120,939)    (872,114)    (105,126)   1,280,261
                                           ----------    ---------    ---------    ---------
Net income (loss)                            $366,437     $532,360    $(489,736) $(1,629,007)
                                           ==========    =========    =========    =========

Earnings (loss) per share       13            0.00245      0.00356     (0.00328)    (0.01091)



See accompanying notes to the consolidated financial statements.


Steiner Optics International, Inc. and Subsidiary

Consolidated Balance Sheets


at December 31,                                     1997       1996        1995         1994
-------------------------------------------      --------    --------    --------     ---------
Assets                             Notes
Current assets:
Cash                                          $   264,087  $   658,840   $   16,650   $   21,207
Accounts receivable
 Trade                             1,17,18      2,316,177    1,481,572    1,039,778    1,225,151
  less allowance for doubtful
  accounts                         1              (77,506)     (88,732)     (39,414)     (33,381)
 Trade, net                                     2,238,671    1,392,840    1,000,364    1,191,770
 Other                             2              107,630       51,556      177,136       56,479
Inventories                        1,3          4,935,771    5,754,736    6,598,177    5,940,044
Due from related parties           15              12,921      752,896      810,413      548,552
Prepaid expenses                                   10,338       20,593       10,629       19,261
Deferred tax assets                1,11           357,599      508,996    1,121,996    1,192,613
                                                ---------    ---------    ---------    ---------
Total current assets                            7,927,017    9,140,457    9,735,365    8,969,926
                                                ---------    ---------    ---------    ---------
Noncurrent assets:
Property, plant and equipment,
 net                               1,4          4,068,639    4,934,546    5,733,127    5,651,125
Intangible assets, net             1,5             60,444      111,412      169,964      190,421
Assets related to pension plan
 obligation                        12             403,057      406,520      385,198      308,269
Cash value of life insurance       4            1,285,513    1,366,338    1,289,735    1,032,660
Due from related parties           15             528,976       30,557       55,228       37,448
                                                ---------    ---------    ---------    ---------
Total noncurrent assets                         6,346,629    6,849,373    7,633,252    7,219,923
                                               ----------   ----------   ----------   ----------
Total assets                                  $14,273,646  $15,989,830  $17,368,617  $16,189,849

Liabilities and Stockholders' Equity
Current liabilities:
Bank loans                         6           $4,276,729   $5,642,676   $7,817,736   $7,148,711
Current portion of long-term debt  8,9            543,001       84,255      129,662      180,711
Current portion of capital lease
 obligations                       9,14           104,045      159,422      196,393      118,060
Accounts payable                                1,169,847    1,068,348    1,744,617    1,378,472
Due to related parties             15             686,337      629,064      629,064      629,064
Income taxes payable               11             271,301      132,703       16,539            -
Accrued expenses                   7,15           670,649    1,152,106    1,459,208    1,285,781
                                                ---------    ---------   ----------   ----------
Total current liabilities                       7,721,909    8,868,574   11,993,219   10,740,799
                                                ---------    ---------   ----------   ----------
Noncurrent liabilities:
Long-term debt, less current
 portion                           8,9          6,596,744    7,124,299    5,768,915    5,616,132
Long-term capital lease
 obligations                       9,14            64,958      106,879      288,540      217,401
Accrued pension liability          1,12           534,356      523,007      507,556      415,529
Deferred tax liabilities           1,11           426,647      626,235      510,612      476,103
                                                ---------    ---------    ---------    ---------
Total noncurrent liabilities                    7,622,705    8,380,420    7,075,623    6,725,165
                                               ----------   ----------   ----------   ----------
Total liabilities                              15,344,614   17,248,994   19,068,842   17,465,964
                                               ----------   ----------   ----------   ----------
Commitments and contingencies      14
Stockholders' equity:
 Common stock $0.00001 par value;
 authorized and issued 150,000,000
 shares; outstanding 149,333,500
 shares                                             1,500        1,500        1,500        1,500
Additional paid-in capital                      3,481,842    3,481,842    3,481,842    3,481,842
Accumulated deficit                            (4,755,401)  (5,121,838)  (5,654,198)  (5,164,462)
Cumulative translation
 adjustments                       1              204,424      382,665      473,964      408,338
Common stock in treasury,
 at cost; 666,500 shares           1               (3,333)      (3,333)      (3,333)      (3,333)
                                                ---------    ---------    ---------    ---------
Total stockholders' equity                     (1,070,968)  (1,259,164)  (1,700,225)  (1,276,115)
                                                ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity    $14,273,646  $15,989,830  $17,368,617  $16,189,849
                                               ==========   ==========   ==========   ==========

See accompanying notes to the consolidated financial statements.


Steiner Optics International, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1997, 1996, 1995, 1994


                                                 Additional              Cumulative
                                                 Paid-In     Accumulated  Transaction   Treasury
                                  Common Stock   Capital     Deficit      Adjustments   Stock     Total
                                  ------------   ----------  -----------  -----------   --------  ---------

Balances at December 31, 1993      $ 1,500       $3,481,842  $(3,535,455) $  259,136    $      - $    207,023

Purchase of treasury stock                                                                (3,333)      (3,333)

Net loss                                                      (1,629,007)                          (1,629,007)

Translation adjustment                                                       149,202                  149,202
                                     -----        ---------    ---------     -------      -------   ---------

Balances at December 31, 1994        1,500        3,481,842   (5,164,462)    408,338      (3,333)  (1,276,115)

Net loss                                                        (489,736)                            (489,736)

Translation adjustment                                                        65,626                   65,626
                                     -----        ---------    ---------     -------      -------   ---------
Balances at December 31, 1995        1,500        3,481,842   (5,654,198)    473,964      (3,333)  (1,700,225)

Net income                                                       532,360                              532,360

Translation adjustment                                                       (91,299)                 (91,299)
                                     -----        ---------    ---------     -------      -------   ---------

Balances at December 31, 1996        1,500        3,481,842   (5,121,838)    382,665      (3,333)  (1,259,164)

Net income                                                       366,437                              366,437

Translation adjustment                                                      (178,241)                (178,241)
                                     -----        ---------   ----------     -------      ------   ----------
Balances at December 31, 1997      $ 1,500       $3,481,842  $(4,755,401)   $204,424     $(3,333) $(1,070,968)
                                     =====        =========   ==========     =======      ======   ==========



See accompanying notes to the consolidated financial statements.



Steiner Optics International, Inc. and Subsidiary

Consolidated Statements of Cash Flows


for the years ended December 31,                      1997        1996        1995         1994
------------------------------------------           ------     -------     -------      --------
Cash flows from operating activities:
Net income (loss)                                   $366,437    $532,360   $(489,736)   $(1,629,007)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating
  activities:
  Depreciation and amortization                      436,600     531,879     635,029        578,675
  Impairment loss                                    362,236
  Deferred income taxes                              (48,191)    728,623     105,126     (1,280,261)
  Losses (gains) on the disposal of equipment         (1,600)       (874)     (2,583)            15
  Changes in operating assets and liabilities:
   Trade receivables, net                         (1,046,025)   (484,481)    286,623      1,033,878
   Notes receivable                                                                         223,277
   Due from related parties                          (63,947)     15,088    (231,990)       (98,099)
   Other accounts receivable                         (64,065)    115,076    (115,855)        (8,276)
   Inventories                                        93,027     338,426    (179,959)       886,454
   Prepaid expenses                                    7,829     (11,113)     10,158           (726)
   Other assets and liabilities, net                                                         (4,305)
   Assets related to pension plan obligation         (49,094)    (52,898)    (52,018)       (44,225)
   Cash value of life insurance                      (94,199)   (182,481)   (173,628)      (149,267)
   Accounts payable                                  242,215    (556,186)    254,702       (292,983)
   Due to related parties                             57,273
   Income taxes payable                              159,032     120,939      16,502
   Accrued and other current liabilities            (343,571)   (198,994)     69,852       (223,797)
   Accrued pension liability                          79,337      56,681      58,475        166,212
                                                   ---------    --------    --------      ---------
      Total adjustments                             (273,143)    419,685     680,434        786,572
                                                   ---------    --------    --------      ---------
Net cash provided (used) by operating activities      93,294     952,045     190,698       (842,435)

Cash flows from investing activities:
 Additions to intangible assets                      (54,542)                (16,441)       (12,732)
 Additions to property, plant and equipment          (31,256)   (133,295)   (219,058)      (117,118)
 Proceeds from sales of equipment                      1,600      13,044     175,794
                                                   ---------    --------    --------      ---------
Net cash used in investing activities                (84,198)   (120,251)    (59,705)      (129,850)
                                                   ---------    --------    --------      ---------
Cash flows from financing activities:
 Principal repayments of capital lease obligations  (142,520)   (186,163)   (279,613)      (134,481)
 Proceeds from (repayments of) bank loans, net      (796,340) (1,611,584)     93,827        (30,109)
 Proceeds from issuance of long-term debt          1,061,563   1,953,644      21,437        518,328
 Principal repayments on long-term debt             (198,588)   (130,962)   (152,269)       (52,790)
 Proceeds from a subsidiary equity increase
 financed by a shareholder                                                                  445,492
 Payment for purchase of treasury stock                                                      (3,333)
                                                   ---------   ---------    --------      ---------
Net cash provided (used) by financing activities     (75,885)     24,935    (316,618)       743,107
                                                   ---------   ---------    --------      ---------
Effect of exchange rates on cash                    (327,964)   (214,539)    181,068        205,412
Net (decrease) increase in cash                     (394,753)    642,190      (4,557)       (23,766)
Cash, beginning of year                              658,840      16,650      21,207         44,973
                                                   ---------   ---------    --------      ---------
Cash, end of year                                   $264,087    $658,840     $16,650        $21,207
                                                   =========   =========    ========      =========

Supplemental schedule of noncash investing and financing activities and of cash flows:

                                                     1997        1996         1995           1994
                                                    -------     -------     --------       --------
Capital lease obligations incurred                  $77,421                  $402,158       $67,847
Value of advertising rights acquired                393,258
Less: cash paid                                     (54,542)
                                                   --------     -------      --------      --------
Liabilities assumed                                $416,137                  $402,158       $67,847
                                                   --------     -------      --------      --------
Cash paid during the year:
  Interest                                       $1,017,000  $1,123,000    $1,354,000    $1,201,000
  Income taxes                                                               $131,000       $77,000



See accompanying notes to the consolidated financial statements.



Steiner Optics International, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, YEARS ENDED DECEMBER 31, 1997, 1996, 1995 AND 1994

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

Principles of consolidation

The consolidated financial statements include the accounts of Steiner Optics lnternational, Inc. and its wholly-owned subsidiary in Germany (Steiner-Optik
GmbH). All significant intercompany accounts and transactions have been eliminated in consolidation.

Translation of foreign currencies

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year. Revenue and expense accounts are translated at the weighted average exchange rate prevailing during the year. Local currencies are considered to be the functional currencies of the Company's foreign subsidiary. Translation adjustments that arise from translating the foreign subsidiary's financial statements are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in earnings as incurred.

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

Remediation liabilities

The Company's policy is to accrue site remediation costs in the year in which a loss is deemed to be probable and the amount is reasonably determinable.

Allowance for doubtful accounts

The allowance for doubtful accounts is maintained to absorb losses inherent in trade receivables based on management's judgment. Factors considered in determining the level of the allowance include: trends in receivable volume, quality and composition; historical loss experience; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain customers.

Inventories

Raw materials are stated at purchase cost; work in process is stated at the lower of cost or market; finished goods are stated at the lower of cost (which approximates first-in, first-out) or market.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets.

                                  Method         Estimated Useful Life
                                 ---------       ---------------------
Buildings                        Straight line       10 - 50 years
Machinery and equipment          Straight line        3 - 12 years
Furniture and fixtures           Straight line        2 - 10 years

Repair and maintenance costs are expensed, while additions and improvements are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

Intangible assets

Purchased software and patent are stated at cost less accumulated amortization, the advertising rights are stated at fair value, and the excess of cost over fair value of net assets of a purchased business less accumulated amortization is recorded as goodwill.


                                  Method        Estimated Useful Life
                               ---------      ---------------------
Purchased software               Straight line        6 - 7 years
Goodwill                         Straight line           10 years
Patent                           Straight line           18 years

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred and totaled approximately $317,000 in 1997, $461,000 in 1996, $713,000 in 1995 and $568,000
in 1994.

Income taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Under this method, net deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, thereby giving current recognition to changes in tax rates and laws.

Sale of receivables

In August 1994, the Company entered into an agreement with a factoring agent to sell trade receivables without recourse. The receivables sold, factoring fees and interest charges are as follows:

                                         Receivables  Factoring   Interest
                               Year      Sold         Fees        Charges
                             -----------------------------------------------
                               1997     $ 6,537,388   $ 59,650    $  25,886
                               1996     $ 7,923,548   $ 88,342    $ 102,647
                               1995     $ 6,943,378   $ 64,241    $ 110,827
                               1994     $ 3,182,762   $ 64,698    $ 133,599

The fees and expenses were charged to selling, general and administrative expenses and interest expense, respectively, in the consolidated income statements. Amounts received from such sales have been included in the statement of cash flows as operating activities under the heading "Changes in operating assets and liabilities: Trade receivables, net".

Research and development

Research and development costs are charged to expense as incurred.

Pension plan

The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Accounting pronouncements

The Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as cumulative translation adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income. The adoption of this Statement will have no effect on the Company's net income (loss) or stockholders' equity.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is required to be adopted for the Company's December 31, 1998 financial statements. SFAS No. 131 establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. The adoption of SFAS No. 131 will have no effect on the Company's consolidated financial statements.

(2)     Other accounts receivable

Other accounts receivable consisted of the following at December 31, 1997, 1996, 1995 and 1994:

                                           1997     1996    1995    1994
                                       -------------------------------------
Value added tax refund claim           $100,650   $17,943  $    947
Trade fair fee refund claim               4,990     9,872
Trade payables with debit balances          219    14,269    16,236  $ 7,700
German employment bureau subsidy claim                       86,439
German trade tax refund claim                       5,359    48,070   44,491
Factoring fees refund claim                                  21,768
Miscellaneous                             1,771     4,113     3,676    4,288
                                       --------------------------------------
Total                                  $107,630   $51,556  $177,136  $56,479
                                       ======================================
(3)     Inventories

Inventories consisted of the following at December 31, 1997, 1996, 1995 and 1994:

                                   1997       1996       1995      1994
                                -------------------------------------------
Raw materials                  $1,601,963  $1,809,884 $1,773,394 $1,717,947
Work in process                 2,478,866   2,842,574  3,414,555  3,307,831
Finished goods                    854,942   1,102,278  1,410,228    914,266
                                -------------------------------------------
Total inventories              $4,935,771  $5,754,736 $6,598,177 $5,940,044
                               ============================================

(4)     Property, plant and equipment

Property, plant and equipment and depreciation consisted of the following at December 31, 1997, 1996, 1995 and 1994:

                               1997       1996         1995         1994
                            ------------------------------------------------
Land and buildings        $ 5,937,196  $ 6,782,318  $ 7,356,225 $ 6,811,298
Machinery and equipment     2,857,876    3,271,816    3,548,671   3,414,099
Furniture and fixtures      2,582,759    2,857,196    2,667,221   2,674,282
                           -------------------------------------------------
Total historical cost      11,377,831   12,911,330   13,572,117  12,899,679
Less: accumulated          (7,309,192)  (7,976,784)  (7,838,990) (7,248,554)
 depreciation              ------------------------------------------------
Total property, plant and
 equipment, net           $ 4,068,639  $ 4,934,546  $ 5,733,127 $ 5,651,125
                           ================================================

Depreciation expense      $   355,949  $   482,851  $   586,504 $   534,785


The Company's land and buildings are partially financed by a loan collateralized by a life insurance policy on the President of the Company. See Note (8).

(5)     Intangible assets

Intangible assets and amortization consisted of the following at December 31, 1997, 1996, 1995 and 1994:

                               1997        1996        1995      1994
                            ------------------------------------------------
Purchased software and
 patent                     $ 238,838   $ 273,432   $ 296,569  $ 265,697
Advertising rights             39,326
Goodwill                      113,203     113,203     113,203    113,203
                             -------------------------------------------
Total historical cost         391,367     386,635     409,772    378,900
Less: accumulated
 depreciation                (330,923)   (275,223)   (239,808)  (188,479)
                             -------------------------------------------
Totl intangible assets, net $  60,444   $ 111,412   $ 169,964  $ 190,421
                             ===========================================
Amortization expense        $  80,651   $  49,028   $  48,525  $  43,890



Impairment of long-lived intangible assets

The Company purchased for $393,258 in 1997 advertising rights from a professional sports team supported by the Company's President. The advertising rights were subsequently determined to be of no value and the unamortized balance was charged to earnings as an impairment loss.

(6)     Bank loans

The disclosures for short-term borrowings are as follows:

                                   1997       1996         1995        1994
                              ------------------------------------------------
Short-term lines of credit    $3,080,490   $3,900,617  $5,439,120  $6,329,337
Lines of credit utilized      $2,023,976   $3,728,144  $4,283,829  $5,035,679
Bank notes                    $2,252,753   $1,914,532  $3,533,907  $2,113,032
Short-term borrowings
 Average balance outstanding  $3,735,976   $6,123,525  $8,571,744  $7,352,254
 Maximum amount borrowed at
  any month-end               $4,276,729   $6,816,989  $9,894,414  $8,073,584
 Maximum interest rate charged    10.25%       11.78%      11.78%      11.78%
 Minimum interest rate charged     2.50%        2.50%       3.00%       4.50%
 Weighted average interest rate    6.80%        7.48%       8.34%       9.18%


The lines of credit have no stated expiration dates but are due on demand. The lines of credit are collateralized by the Company's inventory and land and buildings. The bank notes generally mature in 1998.

(7)     Accrued expenses

Accrued expenses consisted of the following at December 31, 1997, 1996, 1995 and 1994:

                                   1997       1996         1995        1994
                              ------------------------------------------------
Payroll and other taxes        $ 163,444  $  280,864   $  460,456  $  210,631
Vacation pay and overtime        137,706     124,968      188,559     226,821
Warranty and credit notes        114,045     136,995      187,653     172,392
Trade receivables with credit
 balances                        110,889     212,246      103,754     139,982
Due to employees                  50,737     152,895       36,210      59,103
Accounting expenses               16,854      16,079       41,856      36,803
Estimated loss from guarantees
 for the indebtedness of
 others                                      162,884      384,213     355,610
 Miscellaneous                    76,974      65,175       56,507      84,439
                                ---------------------------------------------
                               $ 670,649  $1,152,106   $1,459,208  $1,285,781
                                =============================================

See Note (15) concerning related party transactions.

(8)     Long-term debt

Long-term debt consisted of the following at December 31, 1997, 1996, 1995 and 1994:

                                   1997       1996         1995        1994
                             ------------------------------------------------
Loan payable (a)               $3,230,338   $3,698,225  $3,487,967  $3,228,306
Loan payable (b)                1,505,324    1,798,027   2,024,762   1,936,983
Loan payable (c)                  646,067
Loan payable (d)                  589,888      771,803
Loan payable (e)                  528,090      643,170
Loan payable (f)                  262,172
Loan payable (g)                  248,876      284,924     309,034     286,028
Loan payable (h)                  128,990
Equipment purchase loans                        12,405      64,806     327,180
Other                                                       12,008      18,346
                              ------------------------------------------------
Total                           7,139,745    7,208,554   5,898,577   5,796,843
Less: current maturity           (543,001)     (84,255)   (129,662)   (180,711)
                              ------------------------------------------------
Long-term debt                 $6,596,744   $7,124,299  $5,768,915  $5,616,132
                                ==============================================

(a) Loan payable to a savings and loan institution, collateralized by land and buildings with a book value of $4,291,278 at December 31, 1997, and a life insurance policy, interest is payable monthly at an annual rate of
6.98 %, principal is due February, 2002.

(b) Three loans payable to a bank, collateralized by land and buildings, subordinate to the loan payable (a) to a savings and loan institution, composed of three loans of between $500,211 and $502,735 each, bearing interest at the annual rate of 7.7 %, 7.9 % and 8 %. Through 1994, only interest is due, afterwards, quarterly installments of approximately $16,000, including interest are due. Although each note's maturity can be extended until the year 2010, the interest rates are only fixed until varying dates (March 31, 1998, 2003 and 2006), and the unpaid principal at maturity is payable in full if the loan is not extended. Unless extended, the loans mature in March, 1998, 2003, and 2006, respectively.

(c) Loan payable to a bank, bearing interest at an annual rate of 7 %. Through 1998, only interest is due. The loan principal was repaid in 1998.

(d) Loan payable to a bank, bearing interest at an annual rate of 5.6 %. The principal repayments are due semiannually in the amount of $86,247 each and interest payments are due quarterly. The loan matures in August, 2001.

(e) Loan payable to a bank, bearing interest at an annual rate of 6.3 %, interest is due monthly. Through September 1998 only interest is due, thereafter the loan principal is repaid in monthly installments of approximately $35,000. The loan matures in December, 1999. The loan is collateralized by the Company's land and buildings.

(f) Uncollateralized loan payable to a bank, bearing interest at an annual rate of 5.3 %. Interest is due quarterly. The principal of the loan is repaid in two annual installments of $134,161. The loan matures in December, 1999.

(g) Two loans payable to an insurance company, bearing interest at annual rates of 8 %. Interest is due semiannually. The principal of the loans is due when two life insurance policies held by the Company mature in the year 2019.

(h) Two loans payable to a bank bearing interest of 4.8 % and 5.6 %. One loan's principal of approximately $53,000 is due in full in 2001 with interest due monthly. Principal on the other loan is due in monthly installments of approximately $2,000, including interest, until maturity in 2001.

Future minimum payments under these obligations are as follows:

                Year ended December 31,
                                1998      $  543,001
                                1999       1,668,378
                                2000         422,103
                                2001         324,096
                                2002         106,460
                      and thereafter       4,075,707
                                           ---------
              Total minimum payments      $7,139,745
                                           =========

(9)     Fair value of financial instruments

The fair value of financial instruments is determined by reference to the prevailing market interest rates. The estimated fair value and carrying value of long-term debt and capital lease obligations is as follows:

                                   1997       1996         1995        1994
                             ------------------------------------------------
   Fair value                $7,546,886   $7,658,638   $6,332,179   $6,338,281
   Carrying value            $7,308,748   $7,474,855   $6,383,510   $6,132,304


(10)    Other income

Other income consists of the following:

                                   1997       1996         1995        1994
                             ------------------------------------------------
Increase in the cash value of
 life insurance policy        $  94,198    $ 182,483    $ 173,628   $ 149,267
Rental income                    60,991       48,872       49,722      51,459
Increase in the cash value of
 pension plan assets             49,094       52,897       52,019      44,225
Bad debt recoveries              13,134       34,177      185,316      57,742
Miscellaneous income             54,129       12,014       26,447       6,983
                               ----------------------------------------------
Total                         $ 271,546    $ 330,443    $ 487,132   $ 309,676
                               ==============================================

(11)    Income taxes

The income tax (provision) benefit consists of the following:

                                   1997       1996         1995        1994
                             -------------------------------------------------
Current German income taxes    $ (169,130) $ (143,491)
Deferred German income taxes       48,191    (728,623)    (105,126)  1,280,261
                                ----------------------------------------------
(Provision) benefit for
 income taxes                  $ (120,939) $ (872,114)  $ (105,126) $1,280,261
                                ==============================================

Deferred tax assets and liabilities are calculated at the German statutory rate of between 54.63 % and 57.93 % with the exception of the net operating loss carryforwards for U.S. income taxes only, which are calculated using a 35 % tax rate.

A reconciliation of income taxes computed at the German statutory rate of between 54.63 % and 57.93 % to the reported income tax is as follows:

                                   1997       1996         1995        1994
                               -----------------------------------------------
(Provision) benefit for income
 taxes at the German statutory
 rates                          $(282,316)  $(813,550)   $ 222,787   $1,589,188
Operating income (losses) not
 utilized                         216,624      43,261     (279,424)    (256,527)
US-GAAP adjustments              (362,145)   (397,222)
Utilization of German net
 operating loss carryforward      153,974     211,466
Deductibility of German trade
 tax on income                     78,018      83,118
Changes in the valuation
 allowance on the German net
 operating loss                   124,730      58,824      (70,965)     (56,084)
Differences in tax base for
 German trade income tax          (51,127)    (44,263)
Nondeductible expenses             (2,405)     (2,180)      (1,619)     (25,954)
Changes in tax rates                                                     22,761
Other                               3,708     (11,568)      24,095        6,877
                                 ----------------------------------------------
(Provision) benefit for income
 taxes                          $(120,939)  $(872,114)   $(105,126)  $1,280,261
                                 ==============================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, 1996, 1995 and 1994 are presented below.

                                   1997       1996         1995        1994
                               -----------------------------------------------
Current deferred tax assets
 (due to differences in
  valuation):
  Inventories                   $ 321,304  $  372,560  $  579,034  $  533,018
  Estimated loss from guarantees
   for the indebtedness of
   others                                      94,352     222,558     205,989
  Accounts receivable              36,295      42,084     320,404     453,606
                                  -------------------------------------------
Current deferred tax asset      $ 357,599  $  508,996  $1,121,996  $1,192,613
                                  -------------------------------------------
Non-current deferred tax
 liabilities:
 Net operating loss carry-
  forwards (U.S. income
  taxes only                    $ 849,077  $1,019,074  $1,004,663  $  888,049
 Net operating loss carry-
  forwards (German income
  taxes only)                                 253,055     601,743     568,956
 Pension, due to differences
  in valuation                    150,386     143,643     142,640     119,465
 Advertising rights, due to
  differences in valuation        202,422
 Plant and equipment, due to
  differences in depreciation    (779,455)   (942,114) (1,076,297) (1,064,959)
                                 --------------------------------------------
 Total non-current deferred       422,430     473,658     672,749     511,511
  tax assets
 Less valuation allowance -
  U.S. net operating loss        (849,077) (1,019,074) (1,004,663)   (888,049)
  carryforwards
 Less valuation allowance -
  German net operating
  loss carryforwards                          (80,819)   (178,698)    (99,565)
                                 --------------------------------------------
 Net non-current deferred
  tax liability                  (426,647)   (626,235)   (510,612)   (476,103)
                                 --------------------------------------------
 Net deferred tax (liabilty)
  asset                         $ (69,048) $ (117,239) $  611,384  $  716,510
                                 ============================================
 Net decrease (increase) in
  the total valuation
  allowance                     $ 250,816  $   83,468  $ (195,747)   (212,552)
                                 --------------------------------------------

At December 31, 1997, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $2,425,933 which are available to offset future U.S. federal taxable income, if any, and expire between 2003 and 2012. Such losses may only be offset against income earned in the United States. The net operating loss carryforward decreased in 1997 because it was offset by income earned in the United States.

At December 31, 1997, the Company's net operating loss carryforwards for German income tax purposes had been deducted in full from the Company's German taxable income.

(12)    Pension benefits

The Company's wholly-owned German subsidiary has a defined benefit pension obligation to the President and to the Chief Financial Officer of the Company, beginning at the age of 65. The benefits are based on 50 % of their last annual salary prior to retirement.

In Germany there are no legal requirements to fund the pension obligation by transferring cash to an outside funding agency. However, the Company has assets related to pension plan obligations to provide for the funding of the plan and the related obligation.

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

The following table sets forth the amounts presented in the Company's balance sheets at December 31, 1997, 1996, 1995 and 1994 for the accrued pension liability, the components of pension cost and the assumptions used in accounting for the pension plan:

                                   1997       1996         1995        1994
                             -------------------------------------------------
Actuarial present value of
 benefit obligations:
Vested benefit obligation       $ 166,885    $ 217,690   $ 216,021   $ 182,627
Accumunlated benefit
 obligation                       299,702      296,863     289,995     240,957
Projected benefit obligation      649,776      661,500     665,675     569,195
Plan assets at fair value
Projected benefit obligation
 in excess of plan assets         649,776      661,500     665,675     569,195
Unrecognized net obligation
 at transition, amortized        (115,420)    (138,493)   (158,119)   (153,666)
 over 26 years
                                ----------------------------------------------
Accrued pension liability       $ 534,356    $ 523,007   $ 507,556   $ 415,529

Service cost - benefits earned
 during the year                $  33,825    $  22,447   $  23,828   $  78,566
Interest cost on projected
 benefit obligation                38,143       25,312      26,870      88,596
Amortization of initial
 benefit obligation                 5,551        7,290       7,907       7,318
                                 ---------------------------------------------
Total pension cost              $  77,519    $  55,049   $  58,605   $ 174,480
                                 =============================================
Weighted average discount rate         7%           7%          7%          7%
Rate of increase in comparison
 levels                                5%           5%          5%          5%
Weighted average expected long-
 term return on plan assets            3%           3%          3%          3%


The pension obligations have been calculated by an actuary.

(13)    Earnings (loss) per share

Earnings (loss) per share is determined by dividing net income (loss) by the weighted number of common shares issued and outstanding (149,333,500 shares in 1997, 1996, 1995 and 1994). The Company has a simple capital structure with no dilutive securities.

(14)    Commitments and contingencies

Environmental remediation liabilities

The Company's German subsidiary was requested by the City of Bayreuth in 1992 to have a qualified environmental consultant investigate the groundwater under the Company's land for possible contamination with certain chloromethanes.
The initial samples revealed contamination of the groundwater and soil with substantial levels of chloromethanes as well as mineral oil and lead.

The Company's policy is to accrue site remediation costs in the year in which a loss is deemed to be probable and the amount is reasonably determinable. Because of the uncertainties associated with both the probability and the amount associated with remediation activities, only the estimated costs of the next environmental impact study have been accrued.

The environmental remediation issue was fully resolved in 1998 at a cost of approximately $143,000.

Financial guarantees

The Company has a contingent liability of approximately $64,000 at December 31, 1997, relating to a bank loan of a related party.

Operating leases

The Company has operating lease commitments for machinery and office equipment and motor vehicles extending for varying periods until the year 2002. The leases can either be renegotiated or they renew automatically if notice is not given. There are no escalation clauses. Minimum annual rentals payable under these leases with a remaining noncancelable term of more than one year are as follows:

                          Year ended December 31,
                                            1998 $ 236,357
                                            1999    91,057
                                            2000    45,728
                                            2001     4,487
                                            2002     4,487
                                                 ---------
                            Total minimum annual
                             rentals payable     $ 382,116
                                                 =========

Total rental expense charged to operations was approximately $195,000 in 1997, $237,000 in 1996, $260,000 in 1995 and $243,000 in 1994.

Capital leases

The following is an analysis of property held under capital leases, included with owned property on the balance sheets at December 31:

                                   1997       1996         1995       1994
                               ----------------------------------------------
Machinery and equipment         $ 797,146   $ 826,003  $ 895,897   $ 442,237
Less: accumulated depreciation   (529,778)   (511,248)  (451,414)   (200,970)
                               ---------------------------------------------
Total machinery and
 equipment, net                 $ 267,368   $ 314,755  $ 444,483   $ 241,267
                               =============================================

The depreciation of assets recorded under capital leases is included in the depreciation of property, plant and equipment.

The capital leases consist of uncancelable equipment leases expiring through February 2002, payable in monthly installments aggregating between $1,664 and $10,413 including imputed interest at various rates ranging from 3.9 % to
5.65 %.

The following is a schedule by years of future minimum lease payments under capital leases:
                               Year ended December 31,
                                              1998      $ 110,699
                                              1999         25,294
                                              2000         19,969
                                              2001         19,969
                                              2002          9,230
                                                        ----------
                      Total minimum lease payments        185,161
                         Less: amount representing
                            executionary costs and
                            interest                      (16,158)
                                                        ---------
                          Present value of minimum
                            lease payments              $ 169,003
                                                        =========

(15) Related party transactionsThe Company made payments towards repayment of the principal of a bank loan granted to a professional sports team supported by the Company's President and guaranteed by the Company of approximately $33,000, $113,000, $160,000 and $141,000 in 1997, 1996, 1995, and 1994,
respectively.

In 1997, the Company purchased advertising rights from the team as disclosed in Note 5. As part of this transaction, the Company assumed this debt obligation and an additional debt obligation of the team totaling $128,990 at December 31, 1997. See Note (8 (h)).

Due from related parties in the accompanying consolidated balance sheets at December 31, 1996, 1995, 1994, represent loans granted to the professional sports team by the Company. As a part of the payment for the purchase of advertising rights from the team, the Company waived repayment of these loans.

Due to related parties in the accompanying consolidated balance sheet at December 31, 1997 includes $57,273 due to the professional sports team. This amount is the balance due to the team as a result of the Company's purchase of advertising rights and the associated assumption of debt obligations and waivers of repayment. The balance accrues 3.5 % interest and is payable on demand.

The Company's President owed the Company approximately $529,000, $722,000, $794,000 and $541,000 at December 31, 1997, 1996, 1995 and 1994, respectively.
The principal of the loan is scheduled to be repaid in 10 equal annual payments beginning in 2002 with interest at 3.5 %.

The estimated loss from guarantees for the indebtedness of others of $162,884, $384,213 and $355,610 in 1996, 1995 and 1994, respectively, concern the
Company's guarantees for the indebtedness of a related third party of the President.

Due to related parties in the accompanying consolidated balance sheets includes $629,064 for all years presented due to the Company's President for the subscription of 6,000 shares of preferred stock. The subscription amount is excluded from stockholders' equity because preferred stock has not been authorized pending regulatory approval.

(16)    Segment and geographic information

Worldwide sales consist primarily of multi-purpose binoculars, but includes also sales of optical products. The Company considers its optical product sales to be essentially in the same business segment as its binocular business. Sales of optical products are concentrated in Germany and totaled approximately $1,036,000 in 1997, $1,439,000 in 1996, $650,000 in 1995 and
$806,000 in 1994.

Operating profit as well as identifiable assets are essentially the same for each segment.

Net sales by geographic region were as follows:

(in thousands of dollars)          1997       1996         1995       1994
                               -----------------------------------------------
North America                   $ 4,840    $ 2,811      $ 2,866     $ 2,401
Germany                           4,146      5,233        4,699       3,707
Remainder of Europe               1,690      1,942        5,853       2,939
Middle East                         647        870          514         717
Asia                                549        353          258         480
Other                               151        152          143          63
                               -----------------------------------------------
                                $12,023    $11,361      $14,333     $10,307
                               ===============================================

The Company's income (loss) before income taxes from foreign and domestic operations is as follows:

                                   1997       1996         1995       1994
                               ------------------------------------------------
Income (loss) from foreign
 operations                     $ 98,468  $1,461,408  $  (27,523) $(2,438,714)
Income (loss) from domestic
 operations                      388,908     (56,934)   (357,087)    (470,554)
                               -----------------------------------------------
Total income (loss) before
 income taxes                   $487,376  $1,404,474  $ (384,610) $(2,909,268)
                               ===============================================

(17)    Concentrations of credit risk

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and due to the Company's factoring of receivables.

(18)    Significant customers

There are two customers with whom the Company has derived over 10 % of annual revenues. The revenues derived from one of the customers - the Company's United States distributor - are of a recurring nature and amounted to approximately $4,840,000 in 1997, $2,811,000 in 1996, $2,866,000 in 1995 and
$2,401,000 in 1994. The revenues derived from the other customer are of a non-recurring nature and amounted to approximately $3,850,000 in 1995.



THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.