Form 10KSB
period 1998-12-31
STEINER OPTICS INTERNATIONAL INC
filed 2000-03-06
CIK 751508

FORM 10-KSB

            		    SECURITIES AND EXCHANGE COMMISSION
			                     Washington, D.C. 20549

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended   December 31, 1998
                            				-----------------
				    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ___________ to ______________

             		      Commission File No. 2-92801NY

             		    Steiner Optics International, Inc.
     	  ------------------------------------------------------
	       (Exact Name of Registrant as specified in its Charter)

    	   Delaware                               13-3239648
   --------------------------            ----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification Number)

        	 Dr. Hans Frisch Strasse 9, D-95448 Bayreuth, Germany
       	 -----------------------------------------------------
       	   (Address of principal executive offices, zip code)

                    			    011 49 921 787960
      	   ---------------------------------------------------
      	   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer:

    (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act over the preceding 12 months (or for such shorter period that the registrant was required to file such
reports:           Yes ( )    No (X)

    (2) has been subject to such filing requirements for the past 90 days:
		   Yes (X)    No ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year: $11,777,844


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified day within the past sixty (60) days:

There has been no market for issuer s shares within the past sixty (60) days. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last known quote for such stock as of October 26, 1999, reported by the National Quotation Bureau Incorporated) is $1,452,759.84.

State the number of shares outstanding of each of the Issuer's classes of common equity as of October 26, 1999:

Common Stock, par value $.00001 per share          149,275,984
-----------------------------------------      ------------------
(Class of Common Stock)                        (Number of Shares)

Transitional Small Business Disclosure Format:  Yes ( )     No (X)

Documents Incorporated by Reference: none.


        	 STEINER OPTICS INTERNATIONAL, INC., AND SUBSIDIARIES

                          				  PART I
Item 1.   BUSINESS

	  General

	  Steiner Optics International, Inc., was incorporated in
Delaware in 1984 (the "Parent Corporation"). The Parent Corporation does not conduct any significant business operations on its own; it functions primarily as a holding company for Steiner Optik GmbH, a German limited liability company and a wholly-owned subsidiary of the Parent Corporation
(the "Company"). The Parent Corporation uses its strategic position in New York City to keep an eye on the U.S. markets, to conduct market research for the Company and to advise the Company of new developments in the U.S. markets. Steiner-Optik (SEA) Pte. Ltd., Singapore, the only subsidiary of the Company, has had no operations since 1991; it was liquidated on December 27, 1999.

	  The Company designs, manufactures and markets high quality binoculars (sold with warranties ranging from 10 to 30 years) and related products for marine, hunting and leisure markets, as well as for military use. In addition, the Company produces and sells optical components such as prisms and lenses for use in industrial and consumer goods. The Company has targeted the hunting market as a major area of future growth. In 1999 the Company introduced several new products, the Wildlife Series and the Safari Series, to the Great Outdoors market. See Products.

	  Products

	  Most of the Company's binoculars are designed to be lightweight, rugged and corrosion-resistant; their bodies are made from reinforced fiber-glass and covered, for additional protection, with ribbed soft rubber. In addition, most of the Company's binoculars are designed to be waterproof, tested to withstand pressure at five meters underwater, and filled with nitrogen to prevent fogging in various weather conditions.

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

	  The Company manufactures several hunting binoculars. The "Hunting 7x50" is designed as a night binocular; the "Hunting 9x40" is a lightweight binocular well-suited for observation of game from great distances. In 1993 the Company introduced the "Hunting 8x56," a lightweight and light-sensitive binocular most popular in Central Europe. Distinguished by improved visibility at dusk and dawn, this binocular can also be used at night. At the same time the Company introduced the "Hunting 12x40," a binocular particularly suited for observation of game at great distances. (In 1998 the Hunting 12x40 was discontinued everywhere except in the U.S.) The Company also manufactures the "Hunting 8x30," the best binocular for low light observation where light weight is critical; "Commander II 15x80", the long distance leader with an integrated HD-stabilized compass and a range-finding reticle; the "Commander III 7x50", with AC-optics specifically designed for extreme low light conditions; and, finally, "Senator 10x50," capable of high 10 power magnification for long-range spotting and viewing of distant subjects.

	  The Predator series is the latest addition to the line of hunting binoculars manufactured by the Company. The Predator 8x22 is a compact, light-weight, and moderately-priced binocular ideal for viewing wildlife from both near and far. The Predator 8x30 features Steiner s renown green Penetrator lens coating, used to facilitate the detection of game by adding contrast to a woodland setting. The Predator 8x42 and the Predator 10x42 also feature the Penetrator lens coating to block out colors of haze and foliage and to increase the transmission of brown and red colors; this feature helps the viewer to spot hidden game in the foliage. All binoculars in the Predator series are waterproof and shockproof.

	  For sale in the sports and leisure markets, the Company offers the Safari and Firebird series. The Safari 8x30 is a compact, moderately priced binocular, with the new Steiner AP-Autolux glare blocker coating that filters out unwanted reflections and allows the usable white light to reach the eyes.
Lightweight and water-resistant, the new "Safari II 8x30  is ideal for travel and leisure use in all light conditions. This binocular also uses AP-Autolux coating and provides virtually distortion-free images. The "Firebird T8x30"
provides a red coating on the lenses, that protects users' eyes from ultraviolet radiation. During 1994 the Company supplemented this line of products with the "Firebird 12x40," another binocular designed for observation at greater distances and capable of filtering out ultraviolet and infrared radiation.

	  In the 1990s the Company improved its "Rallye" series, developed several years earlier, such as the "Rallye 20x80," an economically priced leisure binocular ideally suited for astronomical observation. The Company also developed other "Rallye" models such as "Rallye 8x30," a compact and light-weight binocular, "Rallye 7x50," equally adequate for use on water or land and preferred by the merchant marine; and "Rallye 10x50," designed to provide maximum brightness while supplying more than adequate power. All Rallye models are equipped with fully-coated precision optics encased in the durable Makrolon housing.

	  Late in 1993 the Company introduced the "Miniscope 8x22", a monocle-type scope that can be folded for convenient storage. (The Miniscope 8x22 was discontinued in 1999.) The Company also offers several other compact binoculars. The latest additions to the line of binoculars that can be folded for convenience are the "Rocky S 8x42" and "Rocky S 10x42." Both are designed to spot birds or wildlife in difficult light conditions; both use the exclusive Penetrator high-contrast optics. The Company also offers the "Rocky 10x28," a high power binocular with a large diameter objective; the "Rocky 8x24," the smallest and lightest of the "Rocky" models; and the "Rocky 12x28" that offers 12 times magnification.

	  The "Wildlife" series is the Company's latest, revolutionary addition to its spectrum of binoculars; it is also the Company's entry into the Great Outdoors market. Reinhold Messner, the famed solo climber of Mount Everest, helps the Company to promote this series. The products in this series -- "Wildlife 8x30," "Wildlife 8x56" and "Wildlife 7x50" -- are extremely robust yet unexpectedly lightweight. All of them utilize high contrast optics to deliver clear, brilliant pictures, at any time of the day, anywhere one may wander, i.e., in the mountains, in the forest, in the desert or at the coast. All products in the "Wildlife" series are filled with nitrogen to prevent fogging. "Wildlife 8x56" is particularly good at night; it provides clear and bright pictures in low light conditions. All binoculars of this series are equipped with Steiner-auto-focus that obviates the need for constant refocusing and offers a sharp view over distances from 20 meters to infinity. The Company warrants the products in this series for 30 years.

	  Finally, the Company manufactures binoculars for military applications, custom-made to meet rigid specifications and equipped with enhancements not found on civilian products, as well as produces optical components for a wide variety of civil and military applications, systems and measuring devices.

	  Late in 1999 the Company conducted intensive market research to strengthen its world-wide distribution network and to direct all products and marketing activities towards the target groups. The Company plans to introduce new products during the first four (4) months of the year 2000.

	  Research and Development

	  The Company's research and development (R&D) department, historically in the forefront of the Company's activities, has introduced many innovations to the market, e.g., use of plastic for the housing, red coating for filtering ultraviolet and infra-red radiation, integrated compass, etc. In
1998 11 engineers and technicians of the Company were engaged inthe R&D activities at any given time; they focused on the development of new products, as well as on improving the Company's manufacturing and quality control practices. In 1998 the Company spent $148,778 on the R&D (as compared with $114,279 in 1997). The increase in the R&D expenditures was due primarily to the development of the Wildlife and Safari Series, as well as other new products to be introduced in the year 2000.

	  Marketing, Distribution and Customers

	  In Germany the Company's products are sold to specialty and department stores by the Company's in-house sales force and by independent sales representatives, as well as through catalogues and wholesalers. Foreign sales are made mainly through local independent distributors; some of the distributors hold exclusive rights to distribute the Company's products within their respective territories. In the past few years the Company substantially extended its international distribution network, concentrating on the eleven
(11) members of the European Community that use the Euro as their currency in general, and on the United Kingdom and France in particular. Finally, the Company has completely overhauled its system of distribution in Germany.
In the past the Company relied exclusively on the network of independent sales representatives there for all of the Company's products. In 1999 the Company changed its marketing strategy. Since then the Company has been selling its products to retailers of the marine and hunting products only through the Company's distributors, but continued to sell directly to photo dealers and opticians through its independent sales representatives.

	  Pioneer & Co., Inc., of Moorestown, N.J. ("Pioneer"), has been the exclusive distributor of the Company's products in the U.S. since April 1982. In 1997 and 1998 Pioneer accounted for 39% and 33%, respectively, of the Company's total sales. The dramatic increases in sales in 1997-1998 were due to a large order, placed by a foreign manufacturer of other products, for "Hunting 8x30" binoculars. In 1999 Pioneer still accounted for roughly 33% of the Company's total sales (essentially unchanged) but without the benefit of a special order. Supra. The existing contract with Pioneer is scheduled to expire on December 31, 2001. The Company and Pioneer are working on a marketing plan for the next decade. As the trendsetter, the U.S. market for consumer goods is particularly important to the Company.

	  The Company markets its products worldwide. Total sales in each geographic area differ from year to year. During both 1997 and 1998, North America accounted for the largest percentage of the total sales, i.e., 40.3% and 37.3%, respectively. In 1997 and 1998, Germany accounted for 34.5% and 31.1% respectively; the remainder of Europe accounted for 14.1% and 18.1%, respectively. Sales to the Middle East increased from 5.4% in 1997 to 9.5% in 1998, while sales to Asia decreased from 4.6% in 1997 to 2.2% in 1998. Sales to the remaining areas remained almost the same, i.e., 1.3% in 1997 and 1.7% in 1998.

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

	  Advertising and marketing costs increased from approximately $317,000 in 1997 to roughly $584,000 in 1998. Several developments are responsible for this increase. Over the past couple of years the Company developed new catalogs, new marketing tools and new advertising displays, as well as hired a new marketing director late in 1999. Finally, the Company substantially expanded its presence at annual international exhibitions from 3-4 per year in the past to 8-10 per year now. For example, the Company now regularly participates in the Great Outdoor exhibition (held in Friedrichshafen) and in 4-5 other annual exhibitions of products for the hunting markets.

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

	  Finished goods represented approximately 31% of the Company's inventory in 1998 (as compared to roughly 17% in 1997). A special order from a military customer was produced in 1998 for delivery early in 1999; that order accounted for this dramatic increase in finished goods. Work in progress accounts for most of the remainder. Semi-finished glass is manufactured by others to Steiner's specifications; hence, it is of limited utility to someone other than Steiner. The lead-time for delivery of semi-finished glass is roughly 5-6 months. Hence, Steiner must always keep sufficient quantity of such glass on hand to allow for flexibility in the manufacturing process.

	  Most of the Company's products are manufactured at its facilities in Bayreuth, Germany. The Company uses mostly modern equipment for the production (grinding, polishing, etc.) of the optical components of its product lines and continues to invest in machinery. In 1998 alone the Company invested roughly $1 million into new machinery. The Company manufactures most of its products out of raw materials such as glass, metals and plastic.
In 1993 the Company has begun to phase out the production of some components in order to reduce expenses and lowered the production costs of several products (at the very low end of its production line) by outsourcing the manufacturing of some components. This process has continued to date. The original counterparty in Eastern Europe turned out to be expensive and unreliable, and the Company has moved its outsourcing operation to the Far East where its counterparties have proven to be more reliable and more cost-effective.

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

	  Competition

	  The binocular industry, relatively stable over the past few years, has recently experienced a spate of mergers and acquistions. None of these events is expected to affect the Company's position in the high-end segment of the world market. The Company sells annually approximately $10 million worth of binoculars. The size of the total market in binoculars remains relatively obscure. (The Company is not aware of any reliable source of any statistical information on the subject.) Among companies engaged in research, development and manufacturing of binocular products, many have greater financial, production, marketing and technological resources than the Company. Competition in this industry centers on product quality, design and price, as well as customer acceptance and support.

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

	  Backlog

	  The Company's backlog consists of confirmed but unfilled purchase orders. The backlog was approximately $2,380,071 (approximately DM 3,989,000) at December 31, 1998, as compared to approximately $2.47 million (approximately DM 4,396,600) at December 31, 1997). Variations in backlog do not represent future business trends fairly because unfilled orders fluctuate greatly with the timing of orders and the product mix.

	  Employees

	  The Company trains many of its highly skilled employees. The management considers the relations between the Company and its employees to be satisfactory. None of the Company's employees are represented by labor unions. As of December 31, 1999, the Company employed 125 persons (87 in manufacturing and 38 in other departments). In 1998 the Company employed, on the average, 118 persons (84 in manufacturing and 34 in other departments).
In 1997 the Company employed, on the average, 102 persons (68 in manufacturing and 34 in other departments).

Item 2.   PROPERTIES.

	  The Company owns its office and manufacturing facilities located in Bayreuth, Germany. Two (2) buildings with 43,040 square feet are currently used for manufacturing and warehousing; one (1) building with 12,912 square feet is currently used for administration. All buildings are encumbered by seven
(7) mortgages: the first mortgage in the amount of DM 2,900,000 in favor of Stadtsparkasse Bayreuth; the second and third mortgage in the amount of DM 500,000 and DM 2,500,000, respectively, in favor of IKB, Munich; the three
(3) fourth equal mortgages, each in the amount of DM 1,000,000, two (2) in favor of Stadtsparkasse Bayreuth, and one (1) in favor of HypoVereinsbank Bayreuth; and the fifth mortgage in the amount of DM 700,000 in favor of HypoVereinsbank Bayreuth. These mortgages secure long-term debt of the Company. See Management's Discussion. The Company believes that its facilities are adequately insured, well maintained, in good operating condition and sufficient for the present level of its operations.

Item 3.   LEGAL PROCEEDINGS.

	  The Company is not involved in legal proceedings at the present time.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

	  None.

                       				  PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED MATTERS.

	  The common stock of the Parent Corporation is quoted from time to time on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., and on the "Pink Sheets" of the National Quotation Bureau, Inc.

	  The following tables set forth the high and low bid quotations for shares of the common stock from January 1, 1997 through December 31, 1998, as reported by the National Quotations Bureau, Inc. The high and low bid quotations for the Common Stock reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     1998                High                Low
---------------------------------------------------
Fourth Quarter           $.01                $.01

Third Quarter            $.01                $.01

Second Quarter           $.01                $.01

First Quarter            $.01                $.01


     1997                High                Low
--------------------------------------------------
Fourth Quarter           $.01                $.01

Third Quarter            $.01                $.01

Second Quarter           $.01                $.01

First Quarter            $.01                $.01

	  There were approximately 2000 record holders of the common stock of the Parent Corporation at December 31 of 1997. There were 1921 record holders of the common stock of the Parent Corporation at December 16, 1998.

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

	  All assets and liabilities compiled in the Company's balance sheet are translated into U.S. Dollars at the prevailing currency exchange rates on December 31 in the fiscal year being reported. On December 31, 1997 the exchange rate was DM 1.78 per U.S. Dollar. On December 31, 1998 the currency exchange rate was DM 1.676 per U.S. Dollar. See Note 1, Translation of Foreign Currencies, to the Consolidated Financial Statements. All financial data compiled in the Company's income statement is translated into U.S. Dollars at the average currency exchange rates during the fiscal year being reported. The average currency exchange rates for 1997 and 1998 were DM 1.7392 and DM 1.7590 per U.S. Dollar, respectively.

             		     The Comparison Between and Among
      	    Years Ended December 31, 1997 and December 31, 1998


	  In 1998 the Company's net sales decreased 1.9% from $12,023,378 (DM 20,911,059) in 1997 to $11,793,252 (DM 20,743,976) in 1998.

	  The Company's export sales into the U.S. account, on the average, for roughly a third of the Company s total sales. In 1997 several factors -- an improved distribution by Pioneer, a booming market in the U.S., introduction of new products by the Company and a weakening (against the U.S. Dollar) Deutsch Mark -- combined to lift the Company's exports to the U.S. In 1998 sales to the U.S. were lower than in 1997 when a special order from a foreign manufacturer contributed significantly to the sales to the U.S. Although the Company did not have such (or comparable) special order in either 1998 or 1999, by 1999 the sales reached the level of 1997.

	  The Company's sales to military customers account, on the average, for roughly 10% of the total sales. These sales stood at 10% in 1997 and 12% in 1998.

	  In 1997 the Company's sales of industrial components constituted 25% of domestic sales. By comparison, in 1998 the Company's sales of industrial components constituted 16% of domestic sales. In 1997 and 1998 such sales accounted for 3% and 5% of the total sales, respectively.

	  The Company's costs and expenses, expressed in U.S. Dollars, decreased 5.2% from 1997 to 1998.

	  In 1998 the Company changed the method of allocating costs between the costs of sales and selling, general and administrative expenses in order to enhance the accuracy of presenting the Company's financial condition and the results of its operations. To facilitate comparison between 1997 and 1998, the relevant amounts from 1997 are reclassified herein in accordance with the new method. Thus recalculated, the Company's gross profit in 1997 increased by 10% (or approximately $1,100,000) from the amount previously reported for that year. See Form 10-KSB for 1994-7.

	  The selling, general and administrative expenses increased 66.7% from $2,580,336 in 1997 to $4,301,832 in 1998. This increase is due, in part, to increased expenditures on distribution, marketing and advertising and, in part, to the increased commissions on the increased sales. See Marketing, Distribution, and Customers.

	  In U.S. Dollars, the Company's operating income increased $68,561 from 1997 to 1998 primarily due to the decrease of 2.7% in operating costs from 1997 to 1998.

	  Expressed in U.S. Dollars, interest income increased 91.86% from 1997 to 1998. This increase was due, in part, to interest paid by a supplier who missed a deadline and incurred interest charges. The amount of interest earned by the Company on the loan made by it to Carl Steiner has remained unchanged.

	  Expressed in U.S. Dollars, interest expense decreased 11.18% from 1997 to 1998. This decrease was due, in part, to the repayment of some loans and the conversion of short-term credit lines to less expensive long-term loans. The decreasing interest and discount rates also helped the Company to lower its interest expense.

	  In 1997 the Company has adopted, effective as of January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This development had no effect on the Company's net income (loss) or the stockholder's equity.

	  In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for various operating segments of a company and related disclosures about its products, services, geographic areas and major consumers. The Company adopted SFAS No. 131 in 1998. This development likewise had no effect on the Company's consolidated financial statements.

	  The information technology utilized by the Company is new and free of Year 2000 defects; the production technology is not. The Company has replaced certain computers with Year 2000 defects. The Year 2000 problems did not have any material effect on the Company's own computer systems due to successful preparations. The Company spent approximately DM 200,000 (approximately $108,000 at the current exchange rate) on the issues presented by the Year 2000.

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

	  The Company s factoring agent as of January 1, 1999 is FMN Finance House (Fortis Group) ( FMN ). The agreement between the Company and FMN provides for the sale without recourse of receivables from the Company's major customers in Germany, as well as other German and international customers. During 1997 $6,537,388 of those receivables were sold at a total cost of $85,536 including $59,650 in factoring fees and $25,886 in interest expense. By comparison, during 1998 $8,048,300 of the receivables were sold at a total cost of $166,492, including $67,114 in factoring fees and $99,378 in interest expense. All such fees and expenses were charged to selling, general and administrative expenses and interest expense, respectively, on the Company's consolidated income statements. Amounts received from such sales in each such year have been reported on the respective statements of cash flows as operative activities.

	  At December 31, 1997, the Company had accrued expenses and other current liabilities of $1,078,841. These liabilities represent, in part, $163,444 in general taxes, $114,045 in warranty and credit notes and $188,443 in salaries and wages. At December 31, 1998, the Company had accrued expenses and other current liabilities of $1,500,830. These liabilities represent, in part, $195,424 in general taxes, $166,647 in warranty and credit notes and $352,594 in salaries and wages. (The Company does not pay for overtime; rather, the Company provides additional vacation time to its employees and accrues the corresponding amount on its books.)

	  At December 31 in the years 1997 and 1998, the Company had long-term debt in the aggregate amounts of $6,596,744 and $7,022,878, respectively. Increasing the amount of long-term debt and decreasing the amounts of more expensive short-term credits has allowed the Company to attain an improved financial position.

	  Most of this debt is owed to two (2) banks. One of these banks holds a note in the amount of DM 5,000,000 (approximately $2,702,702 at the current exchange rate). The note bears interest at a rate of 6.98% per annum and matures in February of 2002. The Company maintains an insurance policy on the life of Carl Steiner, President of the Company. The cash value of this policy stood at DM 3,338,853 on December 31, 1999. The cash value of this policy as of February 2002 is expected to pay off the principal amount of the note.

	  The other bank holds three (3) notes in the aggregate amount of DM 2,355,077.80 (approximately $1,273,000) as of December 31, 1999; those notes bear interest at annual rates of 5.6%, 7.7% and 8%, respectively, and mature on December 30, 2002, March 30, 2006, and March 30, 2003, respectively, if not renegotiated.

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

	  The Company used to sponsor "Basket Bayreuth e. V." (until 1997 "Steiner Bayreuth e.V."), a basketball team then playing in the German Basketball League, as a marketing tool and to generate goodwill for the Company. In July 1997 the Company purchased five (5) years worth of future advertising rights from the team for DM 700,000 to continue the advertising campaign. In 1998 the Company purchased additional advertising rights, advertising and promotions from the team for $99,000. These rights have no current value, however, because Basket Bayreuth e.V. went bankrupt in May 1999.

	  In order to pay to the team the amount due, i.e., DM 700,000, the Company waived the repayment of (a) the outstanding balance of loans made by the Company to team in the approximate amount of $63,000 (approximately
DM 112,140) as of June 30, 1997, supra, and (b) approximately $147,000 (approximately DM 261,000) lent to the team by Carl Steiner, President of the Company. (Mr. Steiner subsequently assigned such loan to the Company.) The Company also paid approximately $55,000 to the team in cash and assumed two
(2) loans in the approximate amounts of $76,000 and $53,000, respectively, made by a bank to the team.

	  The outstanding balances of the two (2) bank loans assumed by the Company were approximately $112,000 and $129,000 as of December 31, 1998 and 1997, respectively. As of December 31, 1999, one of the loans was completely repaid and the other loan had a remaining balance of approximately $33,143 (DM 61,315.24). The Company expects to pay out the remaining balance of the second loan by August 31, 2001.

	  As of December 31, 1998 and 1997, the Company owed the team approximately
$75,000 and $57,000, respectively. The Company made other payments on behalf of the team in 1998 and 1997 in the approximate amounts of $97,000 and
$19,000, respectively.

	  Finally, in the early 1990s the Company guaranteed another obligation of the team in the amount of DM 100,000 owed by the team to a bank. Following the bankruptcy of the team, the team no longer pays its debts as they become due. Accordingly, the Company may have to repay the team's debt currently in the amount of $44,309 (DM 80,000) to the bank, but not before the Company contests this obligation.

Item 7.   FINANCIAL STATEMENTS.

The following documents are filed as part of this report

     INDEPENDENT AUDITORS' REPORT                            F1.

     CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statements of Income and
      Comprehensive Income for the Years Ended
      December 31, 1998 and 1997                             F2.

     Consolidated Balance Sheets at December 31, 1998
      and 1997                                               F3.

     Consolidated Statements of Changes in Stockholders'
      Deficiency for the Years Ended December 31, 1998 and
	     1997                                                   F4.

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1998 and 1997                       F5.

     Notes to the Consolidated Financial Statements, Years
      Ended December 31, 1998 and 1997                       F6.

Item 8.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       	  ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                        				 PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       	  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	  The directors and executive officers of the Parent Corporation are as follows:

     Name           Age            Position
--------------------------------------------------------------
Carl Steiner        45             President, Chief Executive
                             				   Officer and Director

Robert Eckert       40             Controller, Chief Financial
                             				   Officer and Director

	  The directors and executive officers of the Company are as follows:

     Name           Age            Position
--------------------------------------------------------------
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

	     Compliance With Section 16(a) of the Exchange Act

	  None of the directors, officers or 10% shareholders of the Company failed to file on a timely basis reports required during 1997 and 1998 by
Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION.

	  The following table sets forth all compensation awarded to, earned by, or paid by the Company to Messrs. Steiner & Eckert, the Company's only executive officers, for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997 and 1998, respectively:

                 			SUMMARY COMPENSATION TABLE

                 		    Annual Compensation

Name and Position   Year      Salary    Bonus     Other(a)
-----------------------------------------------------------------
Carl Steiner         1997(b)   $140,244  $17,249   $16,439
 (President & Chief
Executive Officer)   1998(c)   $138,665  $17,055   $16,254

Robert Eckert        1997(b)   $140,244  $23,713   $16,439
 (Controller & Chief
 Financial Officer)  1998(c)   $138,665  $22,347   $16,254

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

	  Based upon an average exchange rate of DM 1.7590 per U.S. Dollar during 1998.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       	  MANAGEMENT

	  The following table sets forth the number of shares of Common Stock owned beneficially as of December 31, 1997, 1998 and 1999, by each person known to be the beneficial owner of more than five percent of the Parent Corporation's voting securities, by each director and by all directors and executive officers as a group. The Parent Corporation has no outstanding securities other than the common stock. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                        			 Shares of Common     Percentage of Shares
                        			 Stock beneficially   of Common Stock
Name                        owned                beneficially owned
-----------------------------------------------------------------------
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


(a)       Includes 500,000 shares held by Mr. Steiner's son.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	  Mr. Carl Steiner, the Company's President, Chief Executive Officer and the majority shareholder, was also the President of Basket Bayreuth e.V., a registered basketball club in Germany until July 1997. In the years ended December 31, 1997 and 1998, the Company paid approximately $33,000 and $196,000, respectively, to support this club. The Company also assumed several loans made to the club by others; on December 31, 1997 and 1998, the outstanding balances of these loans were $129,000 and $112,000, respectively.

	  At December 31, 1997 and 1998, Mr. Steiner owed the Company $529,000, and $591,000, respectively. The principal of this loan, bearing interest at 3.5%, is scheduled to be repaid in 10 equal annual payments, commencing 2002 and ending 2011.

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

         March  6, 2000
         --------------
         Date

			      STEINER OPTICS INTERNATIONAL, INC.

             /s/ Carl Steiner
   			   By:__________________________________
			         Carl Steiner,
			         President, Chief Executive Officer


	  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Carl Steiner							                     March  6, 2000
__________________________                   _______________
Carl Steiner, President,                     Date
 Chief Executive Officer and
Director (Principal Executive
Officer)


/s/ Robert Eckert                            March  6, 2000
__________________________                   ________________
Robert Eckert, Chief Financial               Date
Officer and Director
(Principal Financial Officer)

                    			   FINANCIAL STATEMENTS

		                 STEINER OPTICS INTERNATIONAL, INC.
			                          AND SUBSIDIARY


                   			     Table of Contents


                                                  							     Page



INDEPENDENT AUDITORS' REPORT                                   3

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Statements of Income and Comprehensive Income
  for the Years Ended December 31, 1998 and 1997               4

 Consolidated Balance Sheets at December 31, 1998 and 1997     5

 Consolidated Statements of Changes in Stockholders'
  Deficiency for the Years Ended December 31, 1998 and 1997    6

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997                                   7

Notes to the Consolidated Financial Statements, Years Ended
  December 31, 1998 and 1997                                8 - 21


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Steiner Optics International, Inc.

We have audited the accompanying consolidated balance sheets of Steiner Optics International, Inc. and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in stockholders' deficiency, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steiner Optics International, Inc. and Subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with U.S. generally accepted accounting principles.


Nuremberg, July 31, 1999

				      Dr. Roedl & Partner GmbH
				  Wirtschaftspruefungsgesellschaft
				     Steuerberatungsgesellschaft




			       Dr. Roedl                 Schreyer
			   Wirtschaftspruefer        Wirtschaftspruefer



               Steiner Optics International, Inc. and Subsidiary

           Consolidated Statements of Income and Comprehensive Income

for the years ended December 31,                1998             1997
-----------------------------------           --------         --------
Sales revenue                               $11,793,252      $12,023,378
Cost of sales                                 6,185,442        7,877,888
                                  					      ----------       ----------
Gross profit                                  5,607,810        4,145,490
                                   					     ----------       ----------
Operating expenses:
Selling, general and administrative           4,301,832        2,580,336
Research and development                        148,778          114,279
Impairment loss                                       -          362,236
                                   					     ----------       ----------
Total operating expenses                      4,450,610        3,056,851
                                   					     ----------       ----------

Income from operations                        1,157,200        1,088,639
Other income and expense
Interest expense                                889,160        1,001,034
Interest income                                  48,999           25,538
Other income                                     65,877           65,489
Foreign currency transaction gains              159,931          308,743
                                   					     ----------       ----------
Total other expense                             614,353          601,264
                                   					     ----------       ----------
Income from operations before income taxes      542,847          487,375

Income tax (benefit) provision                 (195,177)         120,939
                                   					     ----------       ----------
Net income                                  $   738,024      $   366,436
                                   					     ----------       ----------
Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments       186,758         (178,240)
                                   					     ----------       ----------
Comprehensive income                        $   924,782      $   188,196
                                    				     ==========       ==========
Basic earnings per share                    $   0.00494      $   0.00245
                                   					     ==========       ==========



See accompanying notes to the consolidated financial statements.



            Steiner Optics International, Inc. and Subsidiary

                      Consolidated Balance Sheets

at December 31,                                  1998             1997
--------------------------------------       -------------   -------------
ASSETS
Current assets:
Cash                                        $    54,006       $  264,087
Accounts receivable trade, net of allowance
 for doubtful accounts of $15,000 and
 $78,000 for 1998 and 1997                    1,540,234        2,238,671
Other accounts receivable                       222,809          107,630
Inventories                                   5,967,817        4,935,771
Prepaid expenses and other current assets       156,025           23,259
Deferred tax assets                             472,879          357,599
                                   					      ---------        ---------
Total current assets                          8,413,770        7,927,017
                                   					      ---------        ---------
Noncurrent assets:
Property, plant and equipment, net            5,003,937        4,068,639
Intangible assets, net                           40,558           60,444
Assets related to pension plan obligation       482,820          403,057
Cash value of life insurance                  1,733,447        1,285,513
Due from related parties                        590,625          528,976
                                   					      ---------        ---------
Total noncurrent assets                       7,851,387        6,346,629
                                   					     ----------       ----------
Total assets                                $16,265,157      $14,273,646
                                   					     ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Short-term debt                             $ 3,836,535      $ 4,139,838
Current portion of long-term debt               449,126          543,001
Current portion of capital lease obligations    362,458          104,045
Accounts payable                              1,106,073        1,169,847
Due to related parties                          703,905          686,337
Accrued expenses and other liabilities        1,500,830        1,078,841
                                   					     ----------       ----------
Total current liabilities                     7,958,927        7,721,909
                                   					     ----------       ----------
Noncurrent liabilities:
Long-term debt, less current portion          7,022,878        6,596,744
Long-term capital lease obligations             724,270           64,958
Accrued pension liability, net                  629,949          534,356
Deferred tax liabilities                         75,319          426,647
                                   					     ----------       ----------
Total noncurrent liabilities                  8,452,416        7,622,705
                                   					     ----------       ----------
Total liabilities                            16,411,343       15,344,614
                                   					     ----------       ----------
Commitments and contingencies
Stockholders' deficiency:
Common stock $0.00001 par value;
 authorized and issued 150,000,000 shares;
 outstanding 149,333,500 shares                   1,500            1,500
Additional paid-in capital                    3,481,842        3,481,842
Accumulated deficit                          (4,017,378)      (4,755,402)
Accumulated other comprehensive income          391,183          204,425
Common stock in treasury, at cost;
 666,500 shares                                  (3,333)          (3,333)
                                   					     ----------       ----------
Total stockholders' deficiency                 (146,186)      (1,070,968)
                                   					     ----------       ----------
Total liabilities and stockholders'
 deficiency                                 $16,265,157      $14,273,646
                                   					     ==========       ==========


See accompanying notes to the consolidated financial statements.



            Steiner Optics International, Inc. and Subsidiary

      Consolidated Statements of Changes in Stockholders' Deficiency
                Years ended December 31, 1998 and 1997


                                   							              Accumulated
			                           Additional                other
		                Common      Paid-in      Accumulated  comprehensive  Treasury
		                Stock       Captial      Deficit      income         Stock      Total
              		    -------------------------------------------------------------------------
Balances at
 December 31,1996  $ 1,500  $ 3,481,842  $(5,121,838)  $ 382,665    $ (3,333) $(1,259,164)

Net income                                   366,436                              366,436

Translation adjustment                                  (178,240)                (178,240)
              		    -------------------------------------------------------------------------
Balances at
 December 31, 1997   1,500    3,481,842   (4,755,402)    204,425      (3,333)  (1,070,968)

Net income                                   738,024                              738,024

Translation adjustment                                   186,758                  186,758
		                  -------------------------------------------------------------------------
Balances at
 December 31, 1998 $ 1,500  $ 3,481,842  $(4,017,378) $  391,183   $  (3,333)  $ (146,186)
              		    ======   ==========   ==========   =========     =======    =========




See accompanying notes to the consolidated financial statements.



                Steiner Optics International, Inc. and Subsidiary

                    Consolidated Statements of Cash Flows

for the years ended December 31,                       1998          1997
--------------------------------------------         ---------    ----------
Cash flows from operating activities:
Net income                                          $  738,024    $  366,436
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                        442,821       436,600
  Impairment loss                                            -       362,236
  Deferred income taxes                               (466,975)      (34,140)
  Losses (gains) on the disposal of equipment            8,566        (1,600)
  Bad debts                                             64,314         4,752
  Changes in operating assets and liabilities:
  Trade receivables                                    733,540    (1,050,777)
  Other accounts receivable                             47,933       (64,065)
  Inventories                                         (691,535)       93,027
  Prepaid expenses and other current assets           (152,594)      (56,118)
  Assets related to pension plan obligation            (52,170)      (49,094)
  Cash value of life insurance                        (350,798)      (94,199)
  Accounts payable                                    (129,934)      242,215
  Due to related parties                               (23,841)       57,273
  Accrued and other current liabilities                338,297       (44,437)
  Accrued pension liability                             59,490        79,337
                                         				 		     ---------      ---------
Total adjustments                                    (172,886)      (118,990)
                                         						     ---------      ---------
Net cash provided by operating activities             565,138        247,446
                                          					     ---------      ---------
Cash flows from investing activities:
 Additions to intangible assets                       (16,647)       (54,542)
 Additions to property, plant and equipmen           (126,220)       (31,256)
 Proceeds from sales of equipment                           -          1,600
                                         						     ---------      ---------
Net cash used in investing activities                (142,867)       (84,198)
                                         						     ---------      ---------
Cash flows from financing activities:
 Principal repayments of capital lease obligations   (223,626)      (142,520)
 Repayments of short-term debt, net                  (533,766)      (936,442)
 Proceeds from issuance of long-term debt           1,188,195      1,061,563
 Principal repayments on long-term debt            (1,293,749)      (198,588)
                                         						    ----------      ---------
Net cash used by financing activities                (862,946)      (215,987)
                                         						    ----------      ---------

Effect of exchange rates on cash                      230,594       (342,014)
Net decrease in cash                                 (210,081)      (394,753)
Cash, beginning of year                               264,087        658,840
                                         						    ----------      ---------
Cash, end of year                                  $   54,006     $  264,087
                                         						    ==========      =========

Supplemental schedule of noncash investing and financing activities and of cash flows:

                                                							1998          1997
                                         					     -------------------------
Capital lease obligations incurred                $ 1,088,070    $   77,421
Additions to intangible assets                              -       393,258
 Less: cash paid                                            -       (54,542)
                                        						     ----------     ---------
Liabilities assumed                               $ 1,088,070    $  416,137
                                        						     ==========     =========
Cash paid during the year:
 Interest                                         $   958,000    $1,086,000
 Income taxes                                     $   307,000    $        -



See accompanying notes to the consolidated financial statements.



         	    Steiner Optics International, Inc. and Subsidiary

          	    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                		 YEAR ENDED DECEMBER 31, 1998 AND 1997

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's German subsidiary, where the German Deutschmark is considered the functional currency, are translated into U.S. dollars using the exchange rate in effect at the end of the fiscal year for assets and liabilities and the weighted average exchange rate prevailing during the year for results of operations. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income in stockholders' deficiency. Foreign currency transaction gains and losses are included in the consolidated statements of income as incurred.

HEDGING TRANSACTIONS

From time to time, the Company has entered into hedging transactions to reduce its exposure to adverse fluctuations in foreign exchange rates from its ongoing business operations. The forward exchange contracts fixed amounts the Company was required to pay in 1998 in DM for Japanese Yen. At December
31, 1998, the Company had no forward exchange contracts. These transactions, which were hedges of exposed liabilities, were accounted for using the accrual method. When terminated, the exchange rate gains in the amount of approximately $27,000 were accrued to 1998 net income.

ASSET AND LIABILITY INSTRUMENTS

The fair value of cash and temporary cash investments, short and long-term receivables, accounts payable, and short and long-term debt was determined to be not materially different from the carrying amount.

RECEIVABLES

The Company has an agreement with a factoring agent to sell its trade receivables. The receivables are sold without recourse, and accordingly, no bad debt reserve related to the net receivables sold is maintained. Expenses related to the factoring activity have been charged to selling, general and administrative expenses as incurred.

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

INVENTORIES

Raw materials are stated at the lower of purchase cost or market; work in process and finished goods are stated at the lower of cost (which approximates first-in, first-out) or market.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is determined by the Company by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets.

                            				   Method            Estimated Useful Life
                            				   ---------------------------------------
Buildings                          Straight line     10 - 50 years
Machinery and equipment            Straight line      3 - 12 years
Furniture and fixtures             Straight line      2 - 10 years

Repair and maintenance costs are expensed, while additions and improvements are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

INTANGIBLE ASSETS

Purchased software and patent are stated at cost less accumulated amortization and the excess of cost over fair value of net assets of a purchased business less accumulated amortization is recorded as goodwill.


                                				  Method          Estimated Useful Life
                                 			  -------------------------------------
Purchased software                    Straight line     6 - 7 years
Goodwill                              Straight line    10 years
Patent                                Straight line    18 years

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are expensed as incurred and totaled approximately $584,000 and $317,000 in 1998 and 1997, respectively.

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

BASIC EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted number of common shares outstanding (149,333,500 shares in 1998 and 1997). The Company has a simple capital structure with no dilutive securities.

ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits".
This standard does not change the measurement or recognition of costs for pensions or other postretirement benefits but rather standardizes disclosures and eliminates those that are no longer useful. The Company adopted this statement in 1998 and also restated the disclosure for 1997.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. The impact of this new standard will not have a significant effect on the Company's financial position or results of operations.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The impact of this new standard will not have a significant effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133"), which is required to be adopted in year 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three different types of hedges. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements due to the negligible amount of the Company's hedging activities.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1998 presentation.

(2)  Other accounts receivable

Other accounts receivable consisted of the following at December 31, 1998 and 1997:

                                    				     1998               1997
                                 					---------------------------------
     Value added tax refund claim        $ 219,771           $ 100,649
     Trade fair fee refund claim                 0               4,990
     Miscellaneous                           3,038               1,991
                                   					   -------             -------
     Total                               $ 222,809           $ 107,630
                                   					   =======             =======

(3)  Inventories

Inventories consisted of the following at December 31, 1998 and 1997:

                                     					     1998             1997
                           				       ---------------------------------
     Raw materials                     $ 1,723,591         $ 1,601,963
     Work in process                     2,344,767           2,478,866
     Finished goods                      1,899,459             854,942
	                                   				----------          ----------
     Total inventories                 $ 5,967,817         $ 4,935,771
                                   					 =========           =========

(4)  Property, plant and equipment

Property, plant and equipment and depreciation consisted of the following at December 31, 1998 and 1997:

                                     				     1998             1997
                           				       ---------------------------------
     Land and buildings                $ 6,300,842         $ 5,937,196
     Machinery and equipment             3,963,841           2,857,876
     Furniture and fixtures              2,925,778           2,582,759
                                   					----------          ----------
     Total cost                         13,190,461          11,377,831
     Less accumulated depreciation      (8,186,524)         (7,309,192)
                                   					----------          ----------
     Total property, plant and
      equipment, net                   $ 5,003,937         $ 4,068,639
                                   					==========          ==========

     Depreciation expense              $   403,788         $   355,949

The Company's land and buildings are partially financed by a loan collateralized by a life insurance policy on the President of the Company. See Note (8).

(5)  Intangible assets

Intangible assets and amortization consisted of the following at December
31, 1998 and 1997:
                                     					     1998             1997
                            				        ---------------------------------
     Purchased software and patent     $   271,129         $   238,838
     Goodwill                              113,203             113,203
                                   					----------          ----------
     Total cost                            384,332             352,041
     Less accumulated amortization        (343,774)           (291,597)
                                   					----------          ----------
     Total intangible assets, net      $    40,558         $    60,444
                                   					==========          ==========

     Amortization expense              $    39,033         $    80,651

Impairment of long-lived intangible assets

The Company purchased for $393,258 in 1997 advertising rights from a professional sports team supported by the Company's President. The advertising rights were subsequently determined to be of no value and the unamortized balance was charged to earnings as an impairment loss in 1997.

(6)  Short-term debt

The following is a summary of the Company's short-term debt:

                                     					     1998             1997
                                    					------------------------------
     Revolving credit agreements         $ 1,129,547       $ 1,887,085
     Bank notes                            2,706,988         2,252,753
                                   					   ---------         ---------
     Total short-term debt               $ 3,836,535       $ 4,139,838
                                   					   =========         =========

     Average balance outstanding         $ 3,511,567       $ 3,724,568
     Maximum interest rate charged             9.25%            10.25%
     Minimum interest rate charged             2.50%             2.50%
     Weighted average interest rate            5.82%             6.90%

The Company has revolving credit agreements with a number of banks that have no stated expiration dates. Maximum borrowings under these agreements were approximately $1,700,000 and $2,900,000 for 1998 and 1997, respectively. The lines of credit are collateralized by the Company's inventory, land and building and are considered due on demand. The bank notes represent short-term borrowings which mature in 1999.

(7)  Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following at December
31, 1998 and 1997:
                                       					   1998            1997
                                     					------------------------------
       Other accrued liabilities          $  459,028       $  273,754
       Salaries and wages                    352,594          188,443
       Income taxes payable                  327,101          271,301
       General taxes                         195,424          163,444
       Warranty and credit notes             166,647          114,045
       Accrued interest                           36           67,854
                                   					   ---------        ---------
                                   					  $1,500,830       $1,078,841
                                   					   =========        =========

(8)  Long-term debt

The following is a summary of the Company's long-term debt:

                                   					     1998            1997
                                   					 -----------------------------
     Loans due 1999 through 2008,
      average effective interest rate
      6.1% in 1998 and 1997              $5,703,707       $5,385,545
     Subordinated loans due 1999 through
      2006, average effective interest
      rate 7.1% in 1998 and 1997          1,503,977        1,505,324
     Loans payable to an insurance company
      due 2019, effective interest rate
      8% in 1998 and 1997                   264,320          248,876
                                   					 ----------       ----------

                                    				  7,472,004        7,139,745
     Less current portion of
      long-term debt                       (449,126)        (543,001)
                                   					  ---------        ---------

     Long-term debt                      $7,022,878       $6,596,744
                                   					 ==========        =========


The debt principal will be repaid according to the following schedule:

                                           						     1998
						                                              --------

     Lump sum at maturity in 2001-2002             $3,579,952
     Lump sum at maturity in 2008 and later           318,019
     Fixed schedule (monthly, quarterly or
       semi-annually)                               2,500,106
     Annually (monthly or quarterly)                1,073,927
                                          						   ----------
                                          						   $7,472,004
                                          						   ==========

Substantially all of the loans are collateralized by the Company's land and buildings. Selected other loans are additionally collateralized by a life insurance policy.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at December 31, 1998.

Future minimum payments under these obligations are as follows:

                            Year ended December 31,
                                       					   1999    $  449,126
                                       					   2000       687,810
                                       					   2001     1,099,850
                                       					   2002     3,358,890
                                       					   2003       357,275
                                				 and thereafter     1,519,053
                                              						    ---------
                                              						   $7,472,004
                                              						    =========

(9)  Income taxes
The income tax (benefit) provision consists of the following:

                                   					       1998              1997
                             					        ------------------------------
     Current German income taxes           $ 265,522          $ 155,079
     Current United States income taxes        6,276                  0
     Deferred German income taxes            (79,154)           (34,140)
     Deferred United States income taxes    (387,821)                 0
                                   					    --------           --------
     (Benefit) provision for income taxes  $(195,177)         $ 120,939
                                   					    ========           ========

The combined statutory income tax rate, currently about 57%, includes corporate income taxes at a rate of 45% for undistributed earnings, trade taxes at a rate of 18.5% and the solidarity surcharge of 5.5% on corporate income tax. The combined rate is lower than the sum of the three rates because trade tax is deductible. When earnings are distributed, the corporate income tax imposed on such earnings is reduced to 30%. Deferred tax assets and liabilities are calculated at a combined German statutory rate of approximately 53% in 1998 and approximately 57% in 1997 with the exception of the net operating loss carryforwards for U.S. income taxes only, which are calculated using a 35% tax rate.

A reconciliation of income taxes computed at the combined German statutory rate is as follows:
                                         			  			  1998           1997
                                        						  -------------------------
     Expected income tax at the combined
      rate applicable for retained earnings     $ 308,431      $ 260,777
     Increase (decrease) in corporate income
      tax due to:
       Changes in the valuation allowance on
	       the United States net operating loss     (387,821)             0
       Taxation on foreign operations            (193,546)      (250,093)
       Trade taxes                                 33,364         26,221
       Tax expenses related to prior years         27,427              0
       Adjustments of deferred tax assets
	       and liabilities for changes in
	       enacted tax rates                           7,370              0
       Utilization of German net operating
	       loss carryforward                               0       (188,925)
       Changes in the valuation allowance
	       on the German net operating loss
	       carryforward                                    0        177,763
       Changes in temporary differences                 0         97,379
       Other                                        9,598         (2,183)
						                                           --------       --------
       (Benefit) provision for income taxes     $(195,177)     $ 120,939
                                          						 ========       ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.
                                         						   1998           1997
                                         						-------------------------
     Current deferred tax assets (due to
      differences in valuation):
	      Inventories                             $ 315,591      $ 321,304
	      Accounts Receivable                       157,288         36,295
               						                           --------       --------
     Current deferred tax asset                $ 472,879      $ 357,599
                                         						 ========       ========

     Non-current deferred tax assets (liabilities):
     	Net operating loss carryforwards
	     (U.S. income taxes only)                 $ 775,642      $ 849,077
     	Pension, due to differences in
	      valuation                                 162,327        150,386
     	Advertising rights, due to differences
	      in valuation                              108,248        202,422
     	Plant and equipment, due to differences
	      in depreciation                          (733,715)      (779,455)
                                         						 --------       --------
     Total non-current deferred tax assets       312,502        422,430
     Less valuation allowance - U.S. net
      operating loss carryforwards              (387,821)      (849,077)
                                         						 --------       --------
     Net non-current deferred tax liability      (75,319)      (426,647)
                                         						 --------       --------
     Net deferred tax asset (liability)        $ 397,560      $ (69,048)
                                         						 ========       ========

     Net decrease in the total valuation
      allowance                                $ 461,256      $ 250,816


At December 31, 1998, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $2.2 million which are available to offset future U.S. Federal taxable income, if any, and expire between 2003 and 2013. Such losses may only be offset against income earned in the United States. The Company had significant U.S. Federal taxable income in both 1997 and 1998 which justified a reduction in the valuation allowance for U.S. net operating loss carryforwards from 100% to 50%.

(10)    Pension benefits

The Company's wholly-owned German subsidiary has a defined benefit pension obligation for the President and the Chief Financial Officer of the Company. The benefits are based on 50% of their last annual salary prior to retirement.

In Germany there are no legal requirements to fund the pension obligation by transferring cash to an outside funding agency. However, the Company has assets related to pension plan obligations to provide for the funding of the plan and the related obligation. The assets consist of life insurance policies with cash surrender values.

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

The following table sets forth the amounts presented in the Company's balance sheets at December 31, 1998 and 1997 for the accrued pension liability, the components of pension cost and the assumptions used in accounting for the pension plan:
                                          						     1998          1997
                                          						  ------------------------
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of year      $ 649,776    $ 661,500
      Service cost                                    25,320       33,825
      Interest cost                                   28,552       38,143
      Amortization of initial benefit obligation       5,616        5,551
      Exchange loss (gain)                            37,372      (89,243)
                                          						    --------     --------
      Benefit obligation at end of year            $ 746,636    $ 649,776
                                          						    ========     ========
      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning
       of year                                     $ 403,057    $ 406,520
      Actual return on plan assets                    18,616       14,663
      Employer contribution                           33,554       33,157
      Exchange gain (loss)                            27,593      (51,583)
                                           					    --------     --------
      Fair value of plan assets at end of year     $ 482,820    $ 403,057
                                          						    ========     ========
      DEVELOPMENT OF THE NET AMOUNT RECOGNIZED:
      Funded status                                $(263,816)   $(246,719)
      Unrecognized initial benefit obligation        116,687      115,420
                                          						    --------     --------
      Net amount recognized                        $(147,129)   $(131,299)
                                          						    ========     ========
      WEIGHTED-AVERAGE ASSUMPTIONS AS OF
       DECEMBER 31
      Discount rate                                       7%           7%
      Rate of compensation increase                       5%           5%

      COMPONENTS OF NET PERIODIC BENEFIT COST
      Service cost                                 $  25,320    $  33,825
      Interest cost                                   28,552       38,143
      Amortization of initial benefit obligation       5,616        5,551
      Exhange loss (gain)                             37,372      (89,243)
                                         						    --------     ---------
      Net amount recognized                        $  96,860    $ (11,724)
                                          						    ========     ========

The pension obligations have been calculated by an actuary.

(11)    Commitments and contingencies

Operating leases

The Company has operating lease commitments for machinery, office equipment, and motor vehicles. Lease terms are generally five years and many contain renewal options. There are no escalation clauses. Minimum annual rentals payable under these leases with remaining noncancelable terms of more than one year are as follows:
                        			   Year ended December 31,
                                      					     1999  $ 256,219
                                      					     2000    112,087
                                      					     2001     78,939
                                       				     2002     53,727
                                      					     2003     49,409
                                             						    --------
          	       Total minimum annual rents payable  $ 550,381
						                                                 ========

Total rental expense charged to operations was approximately $202,000 and $168,000 in 1998 and 1997, respectively.

Capital leases

The following is an analysis of property held under capital leases included with owned property on the balance sheets at December 31:

                                   						  1998           1997
                             				       -------------------------
	  Machinery and equipment              $1,829,739    $  797,146
	  Less accumulated depreciation          (696,085)     (529,778)
                                   						---------     ---------
	  Total machinery and equipment, net   $1,133,654    $  267,368
                                   						=========     =========

The depreciation of assets recorded under capital leases is included in the depreciation of property, plant and equipment.

The capital leases consist of noncancelable equipment leases expiring through December 2003, payable in monthly installments including imputed interest at various rates ranging from 5.63% to 14.8%. The fair value of the company's capital leases, based upon the discounting of future cash flows using the Company's borrowing rate, approximates the carrying value of such leases.

The following is a schedule by years of future minimum lease payments under capital leases:

                          		     Year ended December 31,
                                        				       1999    $  410,603
                                        				       2000       221,445
                                        				       2001       221,445
                                        				       2002       190,727
                                        				       2003       179,833
                                                      						---------
                   	   Total minimum lease payments         1,224,053
                   	    Less: amount representing
                  	      executionary costs and interest     (137,325)
                                                      						---------
                    	    Present value of minimum lease
                          payments                         $1,086,728
                                                      						=========

Environmental remediation liabilities

The Company's German subsidiary was requested by the City of Bayreuth in 1992 to have a qualified environmental consultant investigate the groundwater under the Company's land for possible contamination with certain chlorome-thanes. The initial samples revealed contamination of the groundwater and soil with substantial levels of chloromethanes as well as mineral oil and lead.
The environmental remediation issue was fully resolved in 1998 at a cost of approximately $143,000.

Litigation

Steiner Optics International, Inc. and its subsidiary, from time to time, are parties to various other legal proceedings arising from their operations. The Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of the Company and its subsidiary.

(12)    Related party transactions

The Company has purchased advertising rights, advertising and other promotions from a professional basketball team supported by the Company's President (See note 5). Total advertising rights, advertising and promotions purchased by the Company amounted to $99,000 and $426,000 for years ended 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997, the Company owed the team approximately $75,000 and $57,000, respectively. Those amounts were included in the accompanying consolidated balance sheets as due to related parties.

The Company made other payments on behalf of the team which amounted to approximately $97,000 and $19,000 in 1998 and 1997, respectively. The Company also has assumed two loans granted to the team totaling approximately $129,000. The outstanding balances were approximately $112,000 and $129,000 at December 31, 1998 and 1997, respectively. Additionally, the Company has provided a guarantee on behalf of the team of approximately $60,000. During 1999 the team entered into bankruptcy proceedings and is currently in default of its debts.

Due from related parties in the accompanying consolidated balance sheets listed as a non-current asset, represents amounts due from the Company's President. The Company's President owed the Company approximately $591,000 and $529,000 at December 31, 1998 and 1997, respectively. The principal is scheduled to be repaid in 10 equal annual installments beginning in 2002 with interest at 3.5%.

Due to related parties in the accompanying consolidated balance sheets in the amount of $629,064 for all years presented represents amounts due to the Company's President. The amounts do not bear interest and do not have any scheduled repayment terms.

(13)    Significant customers

There are two customers with whom the Company has derived over 10% of annual revenues. The revenues derived from one of the customers - the Company's United States distributor - are of a recurring nature and amounted to approximately $3,971,000 and $4,667,000 in 1998 and 1997, respectively. The revenues derived from the other customer are of a non-recurring nature and amounted to approximately $1,370,000 in 1998.

(14)    Segment and geographic information

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which the Company adopted in 1998 year, requires that companies disclose information on their operational segments in accordance with their internal reporting structures.

The Company only has one reportable segment, consisting of sales of optical based products, principally binocular sales.

Net sales by geographic region were as follows (unaudited):

			(thousands of dollars)      1998        1997
                    						 -----------------------
			    North America         $ 4,403     $ 4,840
			    Germany                 3,673       4,146
			    Remainder of Europe     2,139       1,690
			    Middle East             1,121         647
			    Asia                      259         549
			    Other                     198         151
                     						   ------      ------
                     						  $11,793     $12,023
                     						   ======      ======

The Company's income before income taxes from foreign and domestic operations is as follows:

                                   						    1998         1997
                             					       -------------------------
	      Income from foreign operations     $ 258,480    $  98,467
	      Income from domestic operations      284,367      388,908
                                   						  --------     --------
	      Total income before taxes          $ 542,847    $ 487,375
                                   						  ========     ========

(15)    Year 2000 disclosures (unaudited)

The Company is in the process of assessing and, where necessary, remediating its internal and external systems, and those of its material counterparties, in light of the issues presented by the Year 2000. Based on the Company's review of such issues, it has spent to date approximately $85,000 - by way of corrective and precautionary actions - on the necessary upgrades and the Company's new production planning system. This amount represents roughly 75% of the total budget allocated by the Company to the Year 2000 issues. The treasurer of the Company heads the assessment and remediation process.

The information technology utilized by the Company is new and free of Year
2000 defects; the production technology is not. The Company has determined to replace, rather than attempt to remediate, certain computers with Year 2000 defects. Based on the assurances of the parties responsible for the corrections, the Year 2000 problems are not expected to have any material effect on the Company's own computer systems. The Company expects to spend up to an additional $28,000 on the issues presented by the Year 2000.

The Company has also adopted a program to anticipate and attempt to avert the effect on the Company of Year 2000 problems suffered by other organizations. The Company is examining its vulnerabilities to problems with its key suppliers and customers resulting from their inability to remediate and avert internal and external Year 2000 problems. The Company has identified the organizations critical to the Company's operations. The Company is in the process of obtaining assessments and assurances from those organizations regarding their Year 2000 readiness. The Company cannot guarantee that the systems of such organizations will be Year 2000 compliant. As part of its contingency plans, the Company is developing a list of alternative suppliers whom it might engage in the event a key supplier delivers a product or service degraded by a Year 2000 defect or such supplier is unable, due to any Year 2000 problem, to fulfill its contractual obligations to the Company. The Company believes that suitable substitutes for all critical organizations will be available.
At this time, the Company does not anticipate a material effect from Year
2000 problems on the Company's operations.



THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.