Form 10KSB
period 1999-12-31
STEINER OPTICS INTERNATIONAL INC
filed 2000-04-03
CIK 751508

FORM 10-KSB

           		      SECURITIES AND EXCHANGE COMMISSION
			                      Washington, D.C. 20549


 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended   December 31, 1999
		                              		-----------------
     	OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ___________ to _____________

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

State issuer's revenues for its most recent fiscal year:   $11,777,844.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified day within the past sixty
(60) days:

There has been no market for issuer's shares within the past sixty (60) days. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last known quote for such stock (as reported by the National Quotation Bureau Incorporated on February 29, 2000) is $1,452,759.84.

State the number of shares outstanding of each of the Issuer's classes of common equity as of December 31, 1999:

Common Stock, par value $.00001 per share              149,275,984
      (Class of Common Stock)                       (Number of Shares)

Transitional Small Business Disclosure Format:       Yes ( ) No (X)

Documents Incorporated by Reference: none.

          	STEINER OPTICS INTERNATIONAL, INC., AND SUBSIDIARIES

                              				 PART I

ITEM 1. DESCRIPTION OF BUSINESS

     General

     Steiner Optics International, Inc., was incorporated in Delaware in 1984 (the "Parent Corporation"). The Parent Corporation does not conduct any significant business operations on its own; it functions primarily as a holding company for Steiner Optik GmbH, a German limited liability company and a wholly-owned subsidiary of the Parent Corporation (the "Company"). The Parent Corporation uses its strategic position in New York City to keep an eye on the U.S. markets, to conduct market research for the Company and to advise the Company of new developments in the U.S. markets. Steiner-Optik (SEA) Pte. Ltd., Singapore, the only subsidiary of the Company, has had no operations since 1991; it was liquidated on December 29, 1999.

     The Company designs, manufactures and markets high quality binoculars (sold with warranties ranging from 10 to 30 years) and related products for the marine, hunting, bird-watching and outdoor markets, as well as for military use. In addition, the Company produces and sells optical components such as prism and lense systems for use in industrial and consumer goods. The Company has targeted the hunting market as a major area of future growth. In 1999 the Company introduced several new products, the Wildlife Series and the Safari Series, to the Great Outdoors market.

     In the first quarter of 2000 the Company streamlined its product structure, discontinued several products, introduced several new products, replaced the traditional printing of the Company's logo, "Steiner" with a more pronounced plate, "Steiner" and added another plate with the name of a product. Both plates are permanently affixed to the binocular's main body. This restructuring of the Company's product lines has resulted in fewer, more pronounced lines of products; it is expected to reduce confusion among the product lines (and price levels) and to improve distribution by focusing more
- and more direct - advertising on fewer market segments. See Products.

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

     The Company also manufactures other products designed for the marine
(or boating) market, e.g., the "Commander III," a professional binocular for offshore use that provides clear and brilliant pictures in the toughest light conditions and is produced with (and without) a specially-designed HD-stabilized compass (the largest in the market) with the fastest setting time and instant bearings in rough or choppy conditions; the "Electronic Commander II" equipped with electronic fluxgate sensor and a compass; and the new "Navigator II," an extremely lightweight marine binocular with a very attractive price and yet remarkable performance. The latest version of the "Navigator II" is produced in three (3) configurations: the "Navigator II 7x50" with - and without - the HD-stabilized compass and the "Navigator II 8x30."

     All marine binoculars are dressed in distinctive blue rubber , dark blue for the "Navigator" series and light blue for all other marine products, all binoculars in the "Navigator" series sport purple-blue lens coating.

     The Company manufactures several hunting binoculars. The "Hunting 7x50" is designed as a night binocular. The "Hunting 9x40" is a lightweight binocular well-suited for observation of game from great distances. The "Hunting 8x56" is a lightweight and light-sensitive binocular most popular in Central Europe. (Distinguished by improved visibility at dusk and dawn, this binocular can also be used at night.) The Company also manufactures the "Hunting 8x30," a light weight binocular particularly well suited for observation in low light conditions. In March 2000 the Company introduced "Hunting 10x50" equipped with a large diameter objective, high performing optics and smaller excess lens that produce clear and sharp pictures in the dusk. Ideal for an expert hunter, this binocular offers 10 times magnification and brings far away objects close up.

     The "Predator" series - 8x22, 8x30, 8x42, 10x42, 9x40 and 12x40 - is a recent (1998) addition to the line of hunting binoculars offered by the Company. All binoculars in the "Predator" series feature Steiner's renown green "Penetrator" lens coating to block out colors of haze and foliage, to increase the transmission of brown and red colors and to facilitate thereby the detection of game by adding contrast to a woodland setting; this "game-sensing" feature helps the viewer to spot hidden game in the foliage.

     The first "Predator" model - the "Predator 8x30" - was introduced in the U.S. in 1998 and sold well. (The Company plans to introduce that binocular to the other markets.) A smaller-size, compact binocular, the "Predator 8x30" offers both power and brightness. The "Predator 8x22" - introduced a year later
- is still smaller, compact, light-weight and moderately-priced binocular; yet it delivers the brightness expected of larger binoculars.

   	 The "Predator 8x22," "Predator 8x42" and "Predator 10x42" are roof-prism, center-focus models equipped with Steiner's best "CAT" optics to insure maximum optical performance for spotting wildlife in woodlands and brush under near impossible light and weather conditions. Both models provide extended eye relief for eyeglass wearers.

	    The "Predator 8x30," "Predator 9x40" and "Predator 12x40" use the poroprism and the Steiner autofocus. The "Predator 9x40" is a light, yet extremely robust model, equipped with the ergonomic eye-fitting cups to suppress shaking. The "Predator 12x40" is designed for big-game hunters who approach game from great distances; it performs reliably under diverse conditions ranging from heavy foliage and low light to more open areas with haze or fog.

     All binoculars in the "Predator" series are waterproof and shockproof; all offer more power and wider objectives without compromising their portability; all offer 10 to 30 year warranty.

   	 On January 17, 2000, the Company unveiled its latest addition to its hunting binoculars. The new "Nighthunter" series feature binoculars designed to help hunters literally see in the dark. Equipped with internal elements maximizing sight in near-dark conditions and distinguished by high light-transmission percentages, these binoculars pierce the thick gloom and provide the user with brilliant color and brightness. This series features the HD lens coating that captures and transmits the reflections of all ambient light sources, including the moon, stars, surroundings and game animals. The Company has applied for several patents in connection with that series. See Patents.

   	 The Company will offer five (5) models in the "Nighthunter" series - "Nighthunter 8x30", "Nighthunter 7x50", "Nighthunter 10x50", "Nighthunter 8x56" and "Nighthunter 12x56." These models will be offered in the U.S. in 2000, and thereafter (in 2001) introduced to the other markets.

   	 The "Nighthunter 8x30" is the most versatile and compact binocular in that series; it combines light weight, considerable power and superb brightness. The "Nighthunter 7x50" is distinguished by the most stable and steady performance in the most adverse light and weather conditions. The "Nighthunter 10x50" is a midsize binocular that offers 10 times magnification needed for the observation of game in the open country, as well as the highest brightness at all levels of available light. The "Nighthunter 8x56" combines a considerable power with an outstanding low-light performance, enabling a hunter to find winter deer and other game in the pre-dawn darkness and dusk. The "Nighthunter 12x56" is the most powerful binocular in this series. While sufficiently hefty - to provide a stable image at 12 times magnification - it is still lighter than other comparable binoculars on the market.

	    All binoculars in "Nighthunter" series are waterproof and shockproof and equipped with the Steiner-auto-focus that obviates the need for constant refocusing and offers a sharp view over distances from 20 meters to infinity. The Company warrants the products in this series for 30 years.

   	 All hunting binoculars are dressed in green rubber; the color of all binoculars in the "Predator" and "Nighthunter" series is dark "forest-green;" the color of all other hunting binoculars is light "military" green.

   	 The Company also offers the "Rocky" series of binoculars for serious bird watchers. The "Rocky 10x28" is a high power binocular with a large diameter objective; the "Rocky 8x24," is the smallest and lightest of the "Rocky" models; the "Rocky 12x28" offers 12 times magnification. These binoculars use bright "CAT" optics designed to spot birds or wildlife in difficult light conditions. All "Rocky" binoculars are warranted for 10 years. The Company continues to offer several other compact binoculars. The latest additions to this line of binoculars are the "Rocky S 8x42" and "Rocky S 10x42." Both are designed to spot birds or wildlife in difficult light conditions; both use the exclusive "Penetrator" high-contrast optics, both can be folded for convenience.

   	 For sale in the sports and leisure markets, the Company offers the "Safari" series comprised of "Safari 8x22," "Safari 8x30," "Safari 9x40" and "Safari 12x40." The "Safari 8x30" is a compact, moderately priced binocular, with the new Steiner AP-Autolux "glare blocker" coating that filters out unwanted reflections and allows the usable white light to reach the eyes. Lightweight and water-resistant, the new "Safari 8x30" is ideal for travel and leisure use in all light conditions. This binocular also uses AP-Autolux coating and provides virtually distortion-free images. "Safari 9x40" combines high magnification, large diameter objective and light weight that makes this binocular perfect for hiking in the mountains and for the observation of animals. "Safari 12x40" is the long-distance large size binocular that produces excellent light conditions with a 40 mm diameter objective. With its 12 times (turbo) magnification and special optics, it produces sharp pictures rich in contrast. It is perfect for conscientious observation of nature. "Safari 8x22" is a compact binocular in that series that fits into a coat pocket or a glove compartment. All binoculars in the "Safari" series are dark brown.

      The "Wildlife" series is the Company's latest, revolutionary addition to its spectrum of binoculars; it is also the Company's entry into the Great Outdoors market. Reinhold Messner, the renowned solo climber of Mount Everest, helps the Company to promote this series. The products in this series -- "Wildlife 8x30," "Wildlife 8x56" and "Wildlife 7x50" -- are extremely robust yet unexpectedly lightweight. All of them utilize high contrast optics to deliver clear, brilliant pictures, at any time of the day, anywhere one may wander, i.e., in the mountains, in the forest, in the desert or at the coast. All products in the "Wildlife" series are filled with nitrogen to prevent fogging. "Wildlife 8x56" is particularly good at night; it provides clear and bright pictures in low light conditions. All binoculars of this series are equipped with the Steiner-auto-focus that obviates the need for constant refocusing and offers a sharp view over distances from 20 meters to infinity. The Company provides a 30-year limited warranty for the products in this series.

    	 The Company continues to offer other, specialized lines of products for customers with particular needs and requirements, as well as in particular areas of the world. Among other such products, the Company continues to produce, to special orders, "Commander II 15x80", a long distance leader with an integrated HD-stabilized compass and a range-finding reticle; and the "Commander III 7x50", with AC-optics specifically designed for extreme low light conditions. In the "Rallye" series, the Company continues to offer the "Rallye 20x80," an economically priced leisure binocular ideally suited for astronomical observation; and "Rallye 10x50," designed to provide maximum brightness while supplying more than adequate power. All Rallye models are equipped with fully-coated precision optics encased in the durable Makrolon housing.

	     Finally, the Company manufactures binoculars for military applications, custom-made to meet rigid specifications and equipped with enhancements not found on civilian products, as well as produces optical components for a wide variety of civil and military applications, systems and measuring devices.

	     Late in 1999 the Company conducted intensive market research to strengthen its world-wide distribution network and to direct all products and marketing activities towards the target groups. The Company has introduced several new products during the first quarter of the year 2000, eliminated several others and thereby redefined and clarified the structure of its product lines. Not all of the Company's products are offered in all markets at all times. See Marketing.

      Research and Development

    	 The Company's research and development ("R&D") department, historically in the forefront of the Company's activities, has introduced many innovations to the market, e.g., use of plastic for the housing, red coating for filtering ultraviolet and infra-red radiation, integrated compass, etc. In 1999 11 engineers and technicians of the Company were engaged in the R&D activities at any given time; they focused on the development of new products, as well as on improving the Company's manufacturing and quality control practices. In 1999 the Company spent roughly $142,189 on the R&D (as compared with $148,778 in 1998). The Company's R&D expenditures in 1999 (in Deutsche Marks) remained almost unchanged (by comparison with 1998). The decrease - apparent in the U.S. Dollars - is due primarily to the fluctuation of the exchange rate.


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

    	 Pioneer & Co., Inc., of Moorestown, N.J. ("Pioneer"), has been the exclusive distributor of the Company's products in the U.S. since April 1982. In 1998 Pioneer accounted for 33% of the Company's total sales. The dramatic increases in sales in 1997-1998 were due to a large order, placed by a foreign manufacturer of other products, for "Hunting 8x30" binoculars. In 1999 Pioneer still accounted for roughly 33% of the Company's total sales but without the benefit of a special order. Supra. In January 2000 the existing contract with Pioneer has been extended indefinitely. The Company and Pioneer are working on a marketing plan for the next decade. The U.S. market for consumer goods is particularly important to the Company not only because of the volume of sales to the U.S. based customers but also because the U.S. is a trendsetter.

    	 The Company markets its products worldwide. Total sales in each geographic area differ from year to year. During both 1998 and 1999, North America accounted for the largest percentage of the total sales, i.e., 37.3% and 36.1%, respectively. In 1998 and 1999, Germany accounted for 31.1% and 31.7%, respectively; the remainder of Europe accounted for 18.1% and 24.4%, respectively; and sales to the remaining areas accounted for 13.4% and 7.9%, respectively.

    	 Military sales usually account for 8-12% of the Company's annual sales, but large orders could increase that percentage dramatically. Despite widely-publicized reduction in the armed services, the Company's revenues from military sales have not decreased primarily because the military now tends to buy less equipment of better quality.

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

     	 Advertising and marketing costs decreased insignificantly from approximately $584,000 in 1998 to approximately $582,000 in 1999. In Deutsche Marks, those costs slightly increased. Over the past couple of years the Company developed new catalogs, new marketing tools and new advertising displays, as well as hired a new marketing director in mid-1999. Finally, the Company substantially expanded its presence at annual international exhibitions. For example, only in Germany the Company now regularly participates in the Great Outdoor exhibition (held in Friedrichshafen), and in 8-9 other important annual exhibitions of products for the marine, hunting, photographic and other markets.

    	 Manufacturing Operation

    	 Most of the Company's products are manufactured at its facilities in Bayreuth, Germany. The Company uses mostly modern equipment for the production (grinding, polishing, etc.) of the optical components of its product lines and continues to invest in machinery. In 1999 alone the Company invested roughly $190,000 into new machinery. The Company manufactures most of its products out of raw materials such as glass, metals and plastic. The Company continues to outsource some of components to counterparties in the Far East.

    	 Raw glass is manufactured by others to the Company's specifications and, hence, is of limited utility to someone other than the Company. The lead-time for delivery of semi-finished glass is roughly 5-6 months. Semi-finished glass is manufactured by the Company; it represents roughly 50% of the Company's inventory. Hence, the Company must always keep sufficient quantity of raw and semi-finished glass on hand to allow for flexibility in the manufacturing process.

    	 Finished goods represented approximately 28% of the Company's inventory in 1999 (as compared to roughly 31% in 1998). A special order from a military customer, produced in 1998 for delivery early in 1999, accounted for dramatic increase in finished goods in 1998. There was no comparable order in 1999.

    	 Most of the Company's products are manufactured to meet the (rather uncertain) demand. Accordingly, the Company keeps - in line with the industry's tradition - rather large inventories of finished and semi-finished goods to meet the anticipated demand for its products. Late in 1999, however, the Company introduced a new production planning and controlling system. This system is expected to reduce the levels of inventory in the future.

      The Company is not dependent upon any single source of raw materials and has no long-term supply agreements with anyone. In the Company's view, there is adequate choice of suppliers for its foreseeable needs.

    	 The Company sells most of its products in the German currency, the Deutsche Mark, while pays most of its suppliers in their local currencies. Purchases of supplies in foreign currencies are appropriately hedged.

    	 Competition

    	 The binocular industry, relatively stable over the past few years, has recently experienced a spate of mergers and acquisitions. None of these events is expected to affect the Company's position in the high-end segment of the world market. The Company sells annually approximately $10 million worth of binoculars. The size of the total market in binoculars remains relatively obscure. (The Company is not aware of any reliable source of any statistical information on the subject.) Among companies engaged in research, development and manufacturing of binocular products, many have greater financial, production, marketing and technological resources than the Company. Competition in this industry centers on product quality, design and price, as well as customer acceptance and support.

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

    	 Competition in the optical component industry is extremely diversified. Competitors range from small engineering companies to large automobile and airplane manufacturers. The Company's prospects in this market are rather uncertain.

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

    	 The "Steiner" trademark is registered in Germany and many other European countries, the United States and certain Asian countries. Such registration may not provide material protection to the Company because the Company may not be able to protect, for financial or other reasons, its trademark against infringement. Finally, the use of Company's trademark may infringe upon trademarks or other rights of third parties. The Steiner trade-mark is very important to the Company; it represents the goodwill of the Company.

      The Company also holds a number of licenses to use trademarks registered by others. These licenses are, likewise, very important to the Company.

    	 Backlog

    	 The Company's backlog consists of confirmed but unfilled purchase orders for delivery in the year 2000. The backlog was approximately $2,363,216 (approximately DM 4,600,000) at December 31, 1999, as compared to approximately $2,380,071 (approximately DM 3,989,000) at December 31, 1998). Variations in backlog do not represent future business trends fairly because unfilled orders fluctuate greatly with the timing of orders and the product mix.

    	 Employees

    	 The Company trains many of its highly skilled employees. The management considers the relations between the Company and its employees to be satisfactory. None of the Company's employees are represented by labor unions. As of December 31, 1999, the Company employed 125 persons (87 in manufacturing and 38 in other departments).

ITEM 2. DESCRIPTION OF PROPERTY

     	The Company owns its office and manufacturing facilities located in Bayreuth, Germany. Two (2) buildings with 43,040 square feet are currently used for manufacturing and warehousing; one (1) building with 12,912 square feet is currently used for administration. All buildings are encumbered by six (6) mortgages. The first (in priority) mortgage is in the amount of DM 2,900,000; it is in favor of Stadtsparkasse Bayreuth. The second and third (in priority) mortgages are in the amount of DM 500,000 and DM 2,500,000, respectively; both are in favor of IKB, M?nic. The fourth (in priority) mortgages - there are three (3) of them - are each in the amount of DM 1,000,000; two (2) are in favor of Stadtsparkasse Bayreuth, and one (1) is in favor of HypoVereinsbank Bayreuth. The fifth (in priority) mortgage in the amount of DM 700,000 was in favor of HypoVereinsbank Bayreuth; it was paid in full in January 2000. These mortgages secure long-term debt of the Company. See Management's Discussion.

    	  The Company believes that its facilities are adequately insured, well maintained, in good operating condition and sufficient for the present level of its operations.

ITEM 3. LEGAL PROCEEDINGS

       	The Company is not involved in legal proceedings at the present time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       	None.

                           				PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      	The common stock of the Parent Corporation is quoted from time to time on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., and on the "Pink Sheets" of the National Quotation Bureau, Inc.

	The following tables set forth the high and low bid and ask quotations (as reported by the National Quotations Bureau, Inc.) for shares of the common stock from January 1, 1998 through December 31, 1999. The high and low bid quotations for the Common Stock reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      1999            Closing Bid                     Closing Ask
                    High         Low               High            Low
--------------------------------------------------------------------------
Fourth Quarter   unpriced    unpriced           unpriced        unpriced

Third Quarter    unpriced    unpriced           unpriced        unpriced

Second Quarter   unpriced    unpriced           unpriced        unpriced

First Quarter     none         none                $.01            $.01

      1998            Closing Bid                     Closing Ask
              		  High            Low             High            Low
--------------------------------------------------------------------------
Fourth Quarter    none         none                $.01            $.01

Third Quarter     none         none                $.01            $.01

Second Quarter    none         none                $.01            $.01

First Quarter     none         none                $.01            $.01


      There were 1930 record holders of the common stock of the Parent Corporation at December 31, 1999.

      The ability of the Parent Corporation to pay dividends is not subject to any restrictions. Nonetheless, the Parent Corporation has never paid cash dividends. The management has no intention of declaring dividends in the foreseeable future; all working capital will be devoted to the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     	The Company designs, manufactures and markets multi-purpose binoculars, optical components and related products for sale throughout the world. The Company is located in Germany. Most of sales are made in German currency, the Deutsche Mark. Most purchases of components are made in the currency of the respective supplier.

     	 All assets and liabilities compiled in the Company's balance sheet are translated into U.S. Dollars at the prevailing currency exchange rates on December 31 in the fiscal year being reported. On December 31, 1998 the currency exchange rate was DM 1.676 per U.S. Dollar. On December 31, 1999 the currency exchange rate was DM 1,9465 per U.S. Dollar. See Note 1, Translation of Foreign Currencies, to the Consolidated Financial Statements. All financial data compiled in the Company's income statement is translated into U.S. Dollars at the average currency exchange rates during the fiscal year being reported. The average currency exchange rates for 1998 and 1999 were DM 1.7590 and DM 1,83597 per U.S. Dollar, respectively.

              		The Comparison Between and Among Years Ended
		                 December 31, 1998 and December 31, 1999

      In 1999 the Company's net sales remained almost unchanged, i.e., they amounted to $11,793,252 in 1998 and to $11,777,844 in 1999. In Deutsche Marks, the Company's net sales increased from DM 20,743,976 in 1998 to DM 21,623,768 in 1999, but the appreciation of the U.S. Dollar against the Deutsche Mark offset the actual increase in net sales.

      The Company's export sales into the U.S. account, on the average, for roughly a third of the Company's total sales. In Deutsche Marks, the Company's sales to the U.S. have not changed significantly; they rose from DM 7,745,000 in 1998 to DM 7,801,000 in 1999. In the U.S. Dollars, however, these sales decreased by roughly $154,000 due to the fluctuating exchange rate. In 1999 the Company's sales to the U.S. represented 36% of total sales.

      The Company's sales to military customers account, on the average, for roughly 10% of the total sales. These sales stood at 12% in 1998 and 14% in 1999.

      In 1998 the Company's sales of industrial components constituted 16% of domestic sales. By comparison, in 1999 the Company's sales of industrial components constituted 14% of domestic sales. In 1998 and 1999 such sales accounted for 5% and 4.3% of the total sales, respectively.

      The Company's total costs and expenses, expressed in U.S. Dollars, increased 2.3% from 1998 to 1999.

      The Company's gross profit in 1999 decreased by 13.9% (or $775,377) from 1998 to 1999. Some of this decrease was due to the depreciation of the Deutsche Mark against the US Dollar. Also, a special order for products with relatively low profit margin accounted for a large portion of the Company's sales in 1999 and further contributed to the reduction in the Company's gross profit in 1999.

     	The selling, general and administrative expenses decreased 21.8% from $4,301,832 in 1998 to $3,363,214 in 1999. This decrease is due to the continuing cost-saving program and several large extraordinary write-offs. See Marketing, Distribution, and Customers.

     	In U.S. Dollars, the Company's operating income increased $169,830 from 1998 to 1999 primarily due to the decrease of 15% in operating costs from 1998 to 1999.

	     Expressed in U.S. Dollars, interest income decreased 49.77% from 1998 to 1999. In 1998, the interest paid by a supplier who missed a deadline and incurred interest charges accounted for an increase in interest income. In
1999, the interest income returned to the level of 1997. The amount of interest earned by the Company on the loan made by it to Carl Steiner has remained unchanged.

	     Expressed in U.S. Dollars, interest expense decreased 9.8% from 1998 to 1999. This decrease was due to the repayment of some loans. See Liquidity and Sources of Capital. The decreasing interest and discount rates along with the depreciating - against the U.S. Dollar - Deutsche Mark, combined to lower the Company's interest expense.

	A deferred United States income tax benefit of $266,105 was recognized in 1998 due to a reduction in the valuation allowance relating to the deferred tax asset. Such reduction was based on an assessment that it is more likely than not that the tax benefit of the loss carryforward for U.S. income taxes would be realized during the carryforward period. Firstly, the Company has been profitable since 1996, and secondly, the future taxable income is virtually enough to provide realization during the carryforward period. This resulted in a net income tax benefit in 1998. The deferred U.S. income tax benefit was decreased by $21,256 in 1999 due to the utilization of U.S. taxable income.

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

     	The Company's factoring agent as of January 1, 1999 is FMN Finance House (Fortis Group) ("FMN"). The agreement between the Company and FMN provides for the sale without recourse of receivables from the Company's major customers in Germany, as well as other German and international customers. All such fees and expenses were charged to selling, general and administrative expenses and interest expense, respectively, on the Company's consolidated income statements. Amounts received from such sales in each such year have been reported on the respective statements of cash flows as operative activities.

     	At December 31, 1998, the Company had accrued expenses and other current liabilities of $1,173,729. These liabilities represent, in part, $195,424 in general taxes, $166,647 in warranty and credit notes and $352,594 in salaries and wages. At December 31, 1999, the Company had accrued expenses and other current liabilities of $933,235. These liabilities represent, in part, $189,344 received in downpayments, $160,831 in general taxes, $143,488 in warranty and credit notes and $271,918 in salaries and wages. (The Company seldom pays for overtime; rather, the Company provides additional vacation time to its employees and accrues the corresponding amount on its books.)

     	In 1999 the Company reduced its long-term debt from $7,022,878
(at December 31, 1998) to $5,390,567 (at December 31, 1999) for the total of $1,632,311. Most of this remaining debt is owed to two (2) banks. One of these banks holds a note in the amount of DM 5,000,000 (approximately $2,568,714 at the current exchange rate). The note bears interest at a rate of 6.98% per annum and matures in February of 2002. The Company maintains an insurance policy on the life of Carl Steiner, President of the Company. The cash value of this policy stood at DM 3,338,853 on December 31, 1999. The cash value of this policy as of February 2002 is expected to pay off the principal amount of the note.

     	The other bank holds three (3) notes in the aggregate amount of DM 2,355,077.80 (approximately $1,209,903) as of December 31, 1999; those notes bear interest at annual rates of 5.6%, 7.7% and 8%, respectively, and mature on December 30, 2002, March 30, 2006, and March 30, 2003, respectively, if not renegotiated.

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

     	The Company used to sponsor "Basket Bayreuth e. V." (until 1997 "Steiner Bayreuth e.V."), a basketball team then playing in the German Basketball League, as a marketing tool and to generate goodwill for the Company. In July 1997 the Company purchased five (5) years worth of future advertising rights from the team for DM 700,000 to continue the advertising campaign. These rights have no current value, however, because Basket Bayreuth e.V. went bankrupt in May 1999. In 1998, however, the Company paid the team $99,000 to execute a special marketing campaign for the Company; the team fully performed its obligations thereunder.

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

     	The outstanding balances of the two (2) bank loans assumed by the Company were approximately $32,000 and $112,000 as of December 31, 1999 and 1998, respectively. As of December 31, 1999, one of the loans was completely repaid and the other loan had a remaining balance of approximately $32,000. The Company expects to pay off the balance of the remaining loan by August 31, 2001.

	     As of December 31, 1998, the Company owed the team approximately $75,000; the team owed the Company an amount substantially in excess of $75,000. In May 1999 the team went bankrupt; as of December 31, 1999, the Company did not owe anything to the team. The Company made other payments of interest and principal on behalf of the team in 1999 and 1998 in the approximate amounts of $69,000 and $97,000, respectively.

	     Finally, in the early 1990s the Company guaranteed another obligation of the team (in the amount of DM 100,000) to a bank. The team no longer pays its debts as they become due; it is bankrupt. Accordingly, the Company may have to repay the team's debt currently in the amount of $44,309 (DM 80,000) to the bank, but not before the Company contests this obligation.


ITEM 7. FINANCIAL STATEMENTS

The following documents are filed as part of this report

	  INDEPENDENT AUDITORS' REPORT                               F1.

	  CONSOLIDATED FINANCIAL STATEMENTS

	  Consolidated Statements of Income and Comprehensive
	   Income for the Years Ended December 31, 1999 and 1998     F2.

	  Consolidated Balance Sheets at December 31, 1999           F3.

	  Consolidated Statements of Changes in Stockholders'
	   Equity for the Years Ended December 31, 1999 and 1998     F4.

	  Consolidated Statements of Cash Flows for the Years
	   Ended December 31, 1999 and 1998                          F5.

	  Notes to the Consolidated Financial Statements             F6.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      	 Not applicable.

                          				PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Parent Corporation are as follows:

Name                    Age         Position
----------------------------------------------------------------------------
Carl Steiner            45          President, Chief Executive Officer and
                            				     Director

Robert Eckert           40          Controller, Chief Financial Officer and
                            				     Director

The directors and executive officers of the Company are as follows:

Name                    Age         Position
---------------------------------------------------------------------------
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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Messrs. Steiner & Eckert, the Company's only executive officers, for services rendered in all capacities to the Company during the fiscal years ended December 31, 1998 and 1999, respectively:

               		       SUMMARY COMPENSATION TABLE
	                     		   Annual Compensation

Name and Position       Year    Salary     Bonus     Other(a)
-------------------------------------------------------------------------
Carl Steiner            1997(b) $140,244   $17,249   $16,439
 (President & Chief
 Executive Officer)     1998(c) $138,665   $17,055   $16,254

                     			1999(d) $132,852   $16,340   $15,573

Robert Eckert           1997(b) $140,244   $23,713   $16,439
(Controller & Chief
Financial Officer)      1998(c) $138,665   $22,347   $16,254

                     			1999(d) $132,852   $31,431   $15,573

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

(c) Based upon an average exchange rate of DM 1.7590 per U.S. Dollar during 1998.

(d) Based upon an average exchange rate of DM 1.83597 per U.S. Dollar during 1999.


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

                     			      Shares of Common        Percentage of Shares
			                           Stock beneficially      of Common Stock
Name                          owned                   beneficially owned
---------------------------------------------------------------------------
Carl Steiner                   104,046,694(a)                  69.4
c/o Steiner Optik GmbH
Dr. Hans Frisch Strasse 9
D-95488 Bayreuth Germany


Robert Eckert                             0                       0
c/o Steiner Optik GmbH
Dr. Hans Frisch Strasse 9
D-95488 Bayreuth Germany

All directors and
executive officers as
a group (2 persons)             104,046,694(a)                  69.4


(a) Includes 500,000 shares held by Mr. Steiner's son.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    	 Mr. Carl Steiner, the Company's President, Chief Executive Officer and the majority shareholder, was also the President of Basket Bayreuth e.V., a registered basketball club in Germany until July 1997. In 1998 the Company paid approximately $196,000 to this club; in 1999 the Company paid nothing to the club. The Company assumed, however, several loans made to the club by others (in 1997) and paid these loans down (in 1999); at December 31 in 1998 and 1999 the outstanding balances of these loans were $112,000 and $32,000, respectively.

	      At December 31 in 1998 and 1999 Mr. Steiner owed the Company $591,000 and $594,000, respectively. The principal of this loan, bearing interest at
3.5%, is scheduled to be repaid in 10 equal annual payments, commencing 2002 and ending 2011.

     	 The Parent Corporation still owes Mr. Steiner for and on account of two (2) payments in the aggregate amount of DM 1,000,000 (DM 250,000 in December 1993 and DM 750,000 in December 1994) made by Mr. Steiner to the Parent Corporation to make desperately needed contributions to the capital of the Company.


ITEM 13. LIST OF EXHIBITS AND REPORTS ON FORM 8-K

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

10.3 Translation of Employment Agreement dated September 4, 1993, between Steiner Optik GmbH and Robert Eckert (filed as Exhibit 10.3 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993, File No. 2-92801NY).

21. Subsidiaries of the Company (filed as Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1991, File No. 2-92801NY).

27.     Financial Data Schedule

	(b)    Reports on Form 8-K
   	    none.




                     			      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    March 31, 2000
    --------------

		  STEINER OPTICS INTERNATIONAL, INC.


		  By: /s/ Carl Steiner
		      ------------------------------
		      Carl Steiner, President, Chief
		      Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

           /s/ Carl Steiner
           _____________________________              March 31, 2000
           Carl Steiner, President,
            Chief Executive Officer and
            Director (Principal Executive
            Officer)


           /s/ Robert Eckert
           __________________________                 March 31, 2000
           Robert Eckert, Chief Financial
            Officer and Director
            (Principal Financial Officer)




STEINER OPTICS INTERNATIONAL, INC. AND SUBSIDIARY



Consolidated Financial Statements
For The Years Ended December 31, 1999 and 1998
And Independent Auditors' Report







      	     STEINER OPTICS INTERNATIONAL, INC. AND SUBSIDIARY


                   			     Table of Contents


                                                        								Page

  INDEPENDENT AUDITORS' REPORT                                    3

  CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Statements of Income and Comprehensive Income
    for the Years Ended December 31, 1999 and 1998                4

   Consolidated Balance Sheets at December 31, 1999               5

   Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) for the Years Ended December 31, 1999 and 1998   6

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999 and 1998                                    7

  Notes to the Consolidated Financial Statements, Years Ended
   December 31, 1999 and 1998                                  8 - 21






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Steiner Optics International, Inc.

We have audited the accompanying consolidated balance sheets of Steiner Optics International, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steiner Optics International, Inc. and Subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with U.S. generally accepted accounting principles.


Nuremberg, February 25, 2000


Dr. Roedl & Partner GmbH
Wirtschaftspruefungsgesellschaft
Steuerberatungsgesellschaft

Dr. Roedl                  Schreyer
Wirtschaftspruefer     Wirtschaftspruefer


        	    Steiner Optics International, Inc. and Subsidiary

       Consolidated Statements of Income and Comprehensive Income

for the years ended December 31,              1999           1998
----------------------------------------------------------------------
Sales revenue                             $ 11,777,844  $ 11,793,252

Cost of sales                               (6,970,902)   (6,210,933)
                                   					    ----------     ---------
Gross profit                                 4,806,942     5,582,319
                                   					    ----------     ---------
Operating expenses:
Selling, general and administrative         (3,363,214)   (4,301,832)
Research and development                      (142,189)     (148,778)
                                   					    ----------     ---------
Total operating expenses                    (3,505,403)   (4,450,610)
                                   					    ----------     ---------
Income from operations                       1,301,539     1,131,709

Other income and expense
 Interest expense                             (802,565)     (889,160)
 Interest income                                24,610        48,999
 Other income                                   70,604        65,877
 Foreign currency transaction (losses) gains    (7,985)      149,180
		                                   			    ----------     ---------
Total other expense                           (715,336)     (625,104)
                                   					    ----------     ---------
Income from operations
 before income taxes                           586,203       506,605

Income tax provision (benefit)                 286,216       (73,461)
		                                   			    ----------     ---------
Net income                                  $  299,987    $  580,066
                                   					     =========     =========
Other comprehensive income, net of tax:
 Foreign currency translation adjustments         (226)      223,000
                                   					     ---------     ---------
Comprehensive income                        $  299,761    $  803,066
                                             ---------     ---------

Basic earnings per share                    $  0.00201    $  0.00388
                                     			     =========     =========


See accompanying summary of accounting policies and notes to the consolidated financial statements.



        	   Steiner Optics International, Inc. and Subsidiary

                 		     Consolidated Balance Sheet


at December 31,                                1999
---------------------------------------------------------
Assets
Current assets:
 Cash                                       $  172,037
 Accounts receivable trade, net of
  allowance for doubtful accounts of
  $13,000                                    1,323,240
 Other accounts receivable                      47,416
 Inventories                                 4,812,182
 Prepaid expenses and other current assets      94,448
 Deferred tax assets                           379,990
                                   					     ---------
Total current assets                         6,829,313
                                   					     ---------
Noncurrent assets:
 Property, plant and equipment, net          4,069,693
 Intangible assets, net                         60,034
 Assets related to pension plan obligation     467,620
 Cash value of life insurance                1,715,311
 Due from related parties                      593,719
                                   					     ---------
Total noncurrent assets                      6,906,377
                                   					    ----------
Total assets                               $13,735,690
                                   					    ==========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt                           $ 3,450,632
 Current portion of long-term debt             468,796
 Current portion of capital lease obligations  180,418
 Accounts payable, trade                     1,031,628
 Due to related parties                        629,064
 Income taxes payable                          284,759
 Accrued expenses and other liabilities        933,235
                                   					     ---------
Total current liabilities                    6,978,532
Noncurrent liabilities:                      ---------
 Long-term debt, less current portion        5,390,567
 Long-term capital lease obligations           532,998
 Accrued pension liability, net                590,146
 Deferred tax liabilities                      211,588
                                   					    ----------
Total noncurrent liabilities                 6,725,299
                                   					    ----------
Total liabilities                           13,703,831
                                   					    ----------
Commitments and contingencies
Stockholders' equity:
 Common stock $0.00001 par value;
 authorized and issued 150,000,000 shares;
 outstanding: 149,275,984 shares                 1,500
 Additional paid-in capital                  3,481,842
 Accumulated deficit                        (3,875,349)
 Accumulated other comprehensive income        427,199
 Common stock in treasury, at cost;
  724,016 shares                                (3,333)
                                   					     ---------
Total stockholders' equity                      31,859
                                   					     ---------
Total liabilities and stockholders' equity $13,735,690
                                   					    ==========





See accompanying summary of accounting policies and notes to the consolidated financial statements.


        	     Steiner Optics International, Inc. and Subsidiary

   Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
              		  Years ended December 31, 1999 and 1998



                                                 							  Accumulated
                     			       Additional                 Other
	 	                   Common   Paid-in      Accumulated   Comprehensive  Treasury
		                    Stock    Capital      Deficit       Income         Stock         Total
              		     ---------------------------------------------------------------------------
Balances at December
 31, 1997            $ 1,500   $3,481,842   $(4,755,402)  $ 204,425      $ (3,333)  $(1,070,968)
Net income                                      580,066                                 580,066
Translation adjustment                                      223,000                     223,000
             		      --------------------------------------------------------------------------
Balances at December
 31, 1998              1,500    3,481,842    (4,175,336)    427,425        (3,333)     (267,902)

Net income                                      299,987                                 299,987
Translation adjustment                                         (226)                       (226)
             		      --------------------------------------------------------------------------
Balances at December
 31, 1999             $1,500   $3,481,842   $(3,875,349)  $ 427,199      $ (3,333)     $ 31,859
		                   ==========================================================================



Changes in stockholders' equity based on the number of shares:

                 			     ---------- Common Stock--------------      Treasury
                    			  Authorized      Issued    Outstanding      Stock
               			  ---------------------------------------------------------
  Balances at December
   31, 1998               150,000,000  150,000,000  149,333,500      666,500
  Acquisition of
   treasury stock                                       (57,516)     (57,516)
                     			  -----------  -----------  -----------      -------
  Balances at December
   31, 1999               150,000,000  150,000,000  149,275,984      724,016
                     			  ===========  ===========  ===========      =======

See accompanying summary of accounting policies and notes to the consolidated financial statements.




        	      Steiner Optics International, Inc. and Subsidiary

             		     Consolidated Statements of Cash Flows

for the years ended December 31,                  1999           1998
--------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                  $  299,987     $  580,066
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                486,299        442,821
   Deferred income taxes                        111,195       (345,259)
   (Gains) losses on the disposal of equipment   (3,052)         8,566
   Bad debts                                     24,075         64,314
  Changes in operating assets and liabilities:
   Trade receivables                            (20,946)       733,540
   Due from related parties                     (90,299)       (27,466)
   Other accounts receivable                    153,125         47,933
   Inventories                                  345,947       (691,535)
   Prepaid expenses and other current assets     42,296       (125,128)
   Assets related to pension plan obligation    (55,021)       (52,170)
   Cash value of life insurance                (236,167)      (350,798)
   Accounts payable                              84,035       (129,934)
   Due to related parties                        24,362        (23,841)
   Income taxes payable                           3,302         37,127
   Accrued and other current liabilities        (82,043)       301,170
   Accrued pension liability                     50,613         59,490
                                   					       --------       --------
Total adjustments                               837,721        (51,170)
                                   					       --------       --------
Net cash provided by operating activities     1,137,708        528,896
Cash flows from investing activities:
 Additions to intangible assets                 (26,584)       (16,647)
 Additions to property, plant and equipment    (112,450)      (126,220)
 Proceeds from sales of equipment                 3,052              -
                                   					       --------       --------
Net cash used in investing activities          (135,982)      (142,867)
                                   					      ---------       --------
Cash flows from financing activities:
 Principal repayments of capital lease
  obligations                                  (356,324)      (223,626)
 Repayments of short-term debt, net             156,115       (533,766)
 Proceeds from issuance of long-term debt             -      1,188,195
 Principal repayments on long-term debt        (608,849)    (1,293,749)
                                   					      ---------     ----------
Net cash used by financing activities          (809,058)      (862,946)
                                   					      ---------     ----------
Effect of exchange rates on cash                (74,637)       266,836
Net increase (decrease) in cash                 118,031       (210,081)
Cash, beginning of year                          54,006        264,087
                                   					      ---------     ----------
Cash, end of year                            $  172,037     $   54,006
                                   					      =========      =========

Supplemental schedule of noncash investing and financing activities and of cash flows:

                                         						  1999          1998
                                  					       ----------    ----------
Capital lease obligations incurred            $ 120,649     $1,088,070

Cash paid during the year:
 Interest                                     $ 735,000     $  958,000
 Income taxes                                 $ 170,000     $  294,000





See accompanying summary of accounting policies and notes to the consolidated financial statements.



          	    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		                YEARS ENDED DECEMBER 31, 1999 AND 1998

(1)     Description of business and summary of significant accounting policies

DESCRIPTION OF BUSINESS

The Company's primary business is the design, manufacture and marketing of Optical-based products, primarily multi-purpose binoculars for sale throughout the world.

The Company's manufacturing facility and related operations are located in Bayreuth, Germany.

ACCOUNTING PRINCIPLES

The financial statements have been prepared on a basis consistent with U.S. generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Steiner Optics International, Inc. and its wholly-owned subsidiary in Germany (Steiner-Optik
GmbH). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's German subsidiary, where the German Deutschmark (DM) is considered the functional currency, are translated into U.S. dollars using the exchange rate in effect at the end of the fiscal year for assets and liabilities and the weighted average exchange rate prevailing during the year for results of operations. The related unrealized gains or losses resulting from translation are reflected as a component of accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of income as incurred.

HEDGING TRANSACTIONS

From time to time, the Company has entered into hedging transactions to reduce its exposure to adverse fluctuations in foreign exchange rates from its ongoing business operations. The forward exchange contracts fixed amounts the Company was required to pay in 1999 and 1998 in foreign currency. These transactions, which were hedges of exposed liabilities, were accounted for using the accrual method. When terminated, the exchange rate gains in the amount of approximately $38,000 and $27,000 were accrued to 1999 and 1998 net income, respectively.

ASSET AND LIABILITY INSTRUMENTS

The fair value of cash and temporary cash investments, short and long-term receivables, accounts payable, and short and long-term debt was determined to be not materially different from the carrying amount.

CASH AND CASH EQUIVALENTS

The Company's cash and cash equivalents consist of cash on hand and bank balances.

RECEIVABLES

The Company has an agreement with a factoring agent to sell its trade receivables. The receivables are sold without recourse, and accordingly, no bad debt reserve related to the net receivables sold is maintained. Expenses related to the factoring activity have been charged to selling, general and administrative expenses as incurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is maintained to absorb losses inherent in nonfactored trade receivables based on management's judgment. Factors considered in determining the level of the allowance include: trends in receivable volume, quality and composition; historical loss experience; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain customers.

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

                                   					Method          Estimated Useful Life
                            				       --------------------------------------
Buildings                               Straight line   10 - 30 years
Machinery and equipment                 Straight line    8 - 10 years
Furniture and fixtures                  Straight line    5 - 10 years

Repair and maintenance costs are expensed, while additions and improvements are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

INTANGIBLE ASSETS

Purchased software and patent are stated at cost less accumulated amortization.

                                   					Method          Estimated Useful Life
                             				       --------------------------------------
Licenses                                Straight line    1 - 5 years
Purchased software                      Straight line    4 - 7 years
Patent                                  Straight line       18 years


ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are expensed as incurred and totaled approximately $582,000 and $584,000 in 1999 and 1998, respectively.

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

BASIC EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted number of common shares outstanding (149,275,984 shares). The Company has a simple capital structure with no dilutive securities.

ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial State-ments", to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified from amounts previously reported to conform with the 1999 presentation.


(2)     Inventories

Inventories consisted of the following at December 31, 1999:

                                   					   1999
                                  					-----------
    Raw materials                       $1,379,618
    Work in process                      2,068,736
    Finished goods                       1,363,828
                                   					 ---------
                                   					$4,812,182
                                   					 =========

(3)     Property, plant and equipment

Property, plant and equipment and depreciation consisted of the following at December 31, 1999:

                                          						 1999
                                   					     ------------
   Buildings                                 $ 5,389,539
   Machinery and equipment                     3,448,949
   Furniture and fixtures                      2,644,750
   Land                                           37,129
                                   					      ----------
   Total cost                                 11,520,367
   Less accumulated depreciation              (7,450,674)
                                   					      ----------
   Total property, plant and equipment, net  $ 4,069,693
                                   					      ==========
   Depreciation expense ($403,788 in 1998)   $   443,578


The Company's land and buildings are partially financed by a loan collateralized by a life insurance policy on the President of the Company. See Note (7).

(4)     Intangible assets

Intangible assets and amortization consisted of the following at December 31,
1999:
                                            						1999
                                     					   -------------
       Purchased software                     $  242,159
       Patent                                     45,250
       Licenses                                   11,450
       Less accumulated amortization            (238,825)
                                   					       ---------
       Total intangible assets, net           $   60,034
                                   					       =========
       Amortization expense ($39,033 in 1998) $   42,721


(5)     Short-term debt

The following is a summary of the Company's short-term debt:

                             					       1999
                            					   ------------
	Revolving credit agreements        $ 1,684,540
	Bank notes                           1,766,092
                              				    ---------
	Total short-term debt              $ 3,450,632
                            					    ==========

	Average balance outstanding        $ 3,289,792
	Maximum amount borrowed at
	  any month-end                    $ 3,683,941
	Maximum interest rate charged             8.50%
	Minimum interest rate charged             1.95%
	Weighted average interest rates:
	  during the year                         5.62%
	  at year-end                             5.66%


The weighted average interest rate during the year is the average of the weighted average at year-end and at year-end of the previous year.

The Company has revolving credit agreements with a number of banks that have no stated expiration dates. Maximum lines of credit under these agreements were approximately $1,790,000 on December 31, 1999. The lines of credit are uncollateralized and are considered due on demand. The bank notes represent short-term borrowings which mature in 2000 and are collateralized by the Company's land and buildings.

(6)     Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 1999:

	                                          					1999
                                   					    ------------

     Salaries and wages                      $ 271,918
     Down payments received                    189,344
     Social security and wage withholding
      taxes                                    160,831
     Warranty obligations and credit notes     143,488
     Other accrued liabilities                 131,128
     Checks in transit                          36,526
                                   					      --------
                                   					     $ 933,235
                                   					      ========

(7)     Long-term debt

The following is a summary of the Company's long-term debt:

                                   						1999
                            					    ------------
	Three notes payable (a)             $ 2,568,714
	Note payable (b)                      1,027,485
	Note payable (c)                        513,743
	Note payable (d)                        415,897
	Note payable (e)                        411,268
	Note payable (f)                        382,738
	Note payable (g)                        234,193
	Two notes payable (h)                   227,588
	Note payable (i)                         46,237
	Note payable (j)                         31,500
                            					     ----------
                            					      5,859,363
	Less current portion                   (468,796)
                            					      ---------
	Long-term debt                       $5,390,567
                            					      =========

(a) Three notes payable to a savings and loan, collateralized by land and buildings with book value of approximately $3,000,000; interest is payable monthly at an annual rate of 6.98 %; principal is due February, 2002.

(b) Note payable to a savings and loan, collateralized by land and buildings with book value of approximately $3,000,000; subordinate to the notes payable
(a), (d), (e) and (f), bearing interest at the annual rate of 4.5 % and payable quarterly; principal is repaid in semiannual installments of approximately $103,000 beginning in March 2000 until maturity in September 2005.

(c) Note payable to a bank, collateralized by land and buildings with book value of approximately $3,000,000; subordinate to the notes payable (a), (b),
(d), (e) and (f), bearing interest at an annual rate of 5.95 %, payable quarterly. The principal is due June 2001.

(d) Note payable to a bank, collateralized by land and buildings with book value of approximately $3,000,000 subordinate to note (a), bearing interest at an annual rate of 8 %. The note is repaid in quarterly installments including both principal and interest of approximately $14,000. If renegotiated periodically, the note matures in December, 2010; if not renegotiated it falls due in March 2003.

(e) Note payable to a bank, collateralized by land and buildings with book value of approximately $3,000,000 subordinate to note (a), bearing interest at an annual rate of 7.7 %. The note is repaid in quarterly installments including both principal and interest of approximately $14,000. If renegotiated periodically, the note matures in December, 2010; if not renegotiated it falls due in March 2006.

(f) Note payable to a bank, collateralized by land and buildings with book value of approximately $3,000,000 subordinate to note (a), bearing interest at a n annual rate of 5.6 %, payable quarterly. The principal is repaid in semiannual installments of approximately $19,000. If renegotiated periodically, the note matures in December, 2010; if not renegotiated it falls due in December 2002.

(g) Uncollateralized note payable to a bank bearing interest at an annual rate of 5.35 %, payable quarterly. The principal is repaid in semiannual installments of approximately $77,000 until maturity in January 2001.

(h) Two notes payable to an insurance company, bearing interest at annual rates of 8 %. Interest is due semiannually. The principal of the loans is due when two life insurance policies held by the Company mature in the year 2019.

(i) Uncollateralized note payable to a bank bearing interest of 4.75 %, due quarterly. The principal will be repaid in semiannual installments of approximately $3,300 beginning in September 2001, until maturity in March 2008.

(j) Uncollateralized note payable to a bank bearing interest of 5.6 %. The note is repaid in monthly installments including both principal and interest of approximately $1,800 until maturity in July 2001.

The fair value of the Company's long-term debt, based upon the discounting of future cash flows using the Company's borrowing rate for loans of comparable maturity, approximates the carrying value of such debt at December 31, 1999.

Future minimum payments under these obligations are as follows:

     			   Year ended December 31,
					                        2000   $  468,796
                   				      2001      906,726
                   				      2002    2,878,171
                  					      2003      314,232
                   				      2004      319,392
                   and thereafter      972,046
       						                        ---------
           Total minimum payments   $5,859,363
						                               =========

(8)     Income taxes

The income tax provision (benefit) consists of the following:

                                   					      1999               1998
                                   					  ------------       ------------
 Current German income taxes                $ 175,021         $ 265,522
 Current United States income taxes                 0             6,276
 Deferred German income taxes                  89,939           (79,154)
 Deferred United States income taxes           21,256          (266,105)
                                   					      -------          --------
 Provision (benefit) for income taxes       $ 286,216         $ (73,461)
                                    				      =======          ========

The combined statutory income tax rate, currently about 53%, includes corporate income taxes at a rate of 40% for undistributed earnings, trade taxes at a rate of 18.5% and the solidarity surcharge of 5.5% on corporate income tax. The combined rate is lower than the sum of the three rates because trade tax is deductible. When earnings are distributed, the corporate income tax imposed on such earnings is reduced to 30%. Deferred tax assets and liabilities are calculated at a combined German statutory rate of approximately 53% in 1999 and 1998 with the exception of the net operating loss carryforwards for U.S. income taxes only, which are calculated using a 35% tax rate.

A reconciliation of income taxes computed at the combined German statutory rate is as follows:
                                    					       1999           1998
                                    					    -----------    -----------
  Expected income tax at the combined rate
   applicable for retained earnings          $ 318,754       $ 284,520
  Increase (decrease) in corporate income
   tax due to:
    Changes in the valuation allowance on
     the United States net operating loss            0        (266,105)
    Utilization of U.S. taxable income          21,256               0
    Taxation on foreign operations             (78,345)       (175,913)
    Difference in trade tax base                33,399          33,364
    Tax expenses related to prior years        (13,228)         27,427
    Adjustments of deferred tax assets and
     liabilities for changes in enacted
     tax rates                                       0           7,370
    Nondeductible expenses                       4,380           3,944
    Other                                            0          11,932
                                   					      --------        --------
    Provision (benefit) for income taxes     $ 286,216       $ (73,461)
                                   					      ========        ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 are presented below.
                                   					       1999
                                   					     --------

    Current deferred assets (due to
     difference in valuation):
      Inventories                           $ 271,734
      Accounts receivable                     108,256
                                   					     --------
    Current deferred tax asset              $ 379,990
                                   					     --------
    Non-current deferred tax assets
     (liabilities):
      Net operating loss carryforwards
       (U.S. income taxes only)             $ 489,698
      Pension, due to differences in
       valuation                              148,441
      Plant and equipment, due to
       differences in deprecation            (604,878)
                                   					     --------
    Total non-current deferred tax assets      33,261
     Less valuation allowance - U.S. net
      operating loss carryforwards           (244,849)
                                   					     --------
     Net non-current deferred tax liability  (211,588)
                                   					     --------
     Net deferred tax asset                 $ 168,402
                                   					     --------
     Net decrease in the total valuation
      allowance                              $ 21,255

At December 31, 1999, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.4 million which are available to offset future U.S. Federal taxable income, if any, and expire between 2006 and 2011. Such losses may only be offset against income earned in the United States. In 1998 the Company reduced its valuation allowance for U.S. net operating loss carryforwards from 100% to 50% because it had significant U.S. Federal taxable income in both 1997 and 1998.

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

The following table sets forth the amounts presented in the Company's balance sheets at December 31, 1999 for the accrued pension liability, the components of pension cost and the assumptions used in accounting for the pension plan:

                                            						     1999
                                           						   ---------
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of year      $ 746,636
      Service cost                                    21,259
      Interest cost                                   23,973
      Amortization of initial benefit obligation       5,380
      Exchange gain                                 (111,707)
                                          						     -------
      Benefit obligation at end of year            $ 685,541
                                          						     -------
      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning
       of year                                     $ 482,820
      Actual return on plan assets                    22,874
      Employer contribution                           32,146
      Exchange loss                                  (70,220)
                                          						     -------
      Fair value of plan assets at end of year     $ 467,620
                                          						     -------
      DEVELOPMENT OF THE NET AMOUNT RECOGNIZED:
      Funded status                                $(217,921)
      Unrecognized initial benefit obligation         95,395
                                          						    --------
      Net amount recognized                        $(122,526)
                                          						    ========
      WEIGHTED-AVERAGE ASSUMPTIONS
      Discount rate                                       7%
      Rate of compensation increase                       5%

      COMPONENTS OF NET PERIODIC BENEFIT
      Service cost ($25,320 in 1998)               $  21,259
      Interest cost ($28,552 in 1998)                 23,973
      Amortization of initial benefit
       obligation ($5,616 in 1998)                     5,380
      Exchange gain ($37,372 loss in 1998)          (111,707)
                                          						     -------
      Net benefit recognized
       ($96,850 cost in 1998)                      $ (61,095)
                                          						     =======

The pension obligations have been calculated by an actuary.

(10)    Commitments and contingencies

Operating leases

The Company has operating lease commitments for machinery, office equipment, and motor vehicles. Lease terms are generally five years and many contain renewal options. There are no escalation clauses. Minimum annual rentals payable under these leases with remaining noncancelable terms of more than one year are as follows:

                		 Year ended December 31,
                              				    2000  $  395,068
                              				    2001     366,298
                              				    2002     282,045
                              				    2003     251,220
                		     2004 and thereafter      62,677
                                     					   ---------
      Total minimum annual rentals payable  $1,357,308
					                                        =========


Total rental expense charged to operations was approximately $230,000 and $215,000 in 1999 and 1998, respectively.

Capital leases

The following is an analysis of property held under capital leases included with owned property on the balance sheets at December 31:

                                                1999
                                    					   ----------
   Machinery and equipment                 $1,689,263
   Less accumulated depreciation             (780,154)
                                   					    ---------
   Total machinery and equipment, net      $  909,109
                                   					    =========


The depreciation of assets recorded under capital leases is included in the depreciation of property, plant and equipment.

The capital leases consist of noncancelable equipment leases expiring through December 2003, payable in monthly installments including imputed interest at various rates ranging from 5.6% to 14.8%. The fair value of the company's capital leases, based upon the discounting of future cash flows using the Company's borrowing rate, approximates the carrying value of such leases.

The following is a schedule by years of future minimum lease payments under capital leases:
                      Year ended December 31,
                                					   2000  $ 218,546
                                					   2001    216,210
                                					   2002    189,762
                                					   2003    172,379
                                       						  --------
              		Total minimum lease payments    796,897

                 		Less: amount representing
           		executionary costs and interest    (83,481)
                                       						  --------
            		Present value of minimum lease
           		                       payments  $ 713,416
                                       						  ========

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

(11)    Related party transactions

The Company purchased advertising from a professional basketball team supported by the Company's President in the amount of $99,000 for the year ended 1998.


The Company also has assumed two loans granted to the team. The outstanding balances were approximately $32,000 at December 31, 1999. The Company paid interest and repaid the principal on these loans on behalf of the team which amounted to approximately $69,000 and 97,000 in 1999 and 1998, respectively. During 1999 the team entered into bankruptcy proceedings and has since been dissolved. The Company may be liable for an additional amount of up to $40,000 for guarantees provided on behalf of the debtor.

Due from related parties in the accompanying consolidated balance sheets listed as a non-current asset represents amounts due from the Company's President. The Company's President owed the Company approximately $594,000 at December 31, 1999. The principal is scheduled to be repaid in 10 equal annual installments beginning in 2002 with interest at 3.5%.

Due to related parties in the accompanying consolidated balance sheets in the amount of $629,064 represents amounts due to the Company's President. The amounts do not bear interest and do not have any scheduled repayment terms.

(12)    Significant customers

There are two customers with whom the Company has derived over 10% of annual revenues. The revenues derived from one of the customers - the Company's United States distributor - are of a recurring nature and amounted to approximately $3,909,000 and $3,971,000 in 1999 and 1998, respectively. The revenues derived from the other customer are of a non-recurring nature and amounted to approximately $1,370,000 in 1998.

(13)    Segment and geographic information

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, which the Company adopted in 1998, requires that companies disclose information on their operational segments in accordance with their internal reporting structures.

The Company only has one reportable segment, consisting of optical-based products, primarily binocular sales.

Revenues by geographic region were as follows (unaudited):

	    (in thousands of dollars)      1999           1998
                            					----------     ----------
		   USA                          $ 4,249        $ 4,403
		   Germany                        3,730          3,673
		   Remainder of Europe            2,869          2,139
		   Other                            930          1,578
                            					  ------         ------
                            					 $11,778        $11,793
                            					  ======         ======

Revenues from the Company's country of domicile (USA) and all foreign countries were as follows (unaudited):

	    (in thousands of dollars)      1999           1998
                              			 --------      --------
		   USA                          $ 4,249        $ 4,403
		   Germany                        7,529          7,390
                            					  ------         ------
                            					 $11,778        $11,793
                             				  ======         ======



THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.